Form 10QSB
period 1999-06-30
NEWLANDS OIL & GAS INC
filed 1999-09-23
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB


[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  JUNE  30,  1999

[  ]     Transition  report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for the quarterly period from _______________ to _______________.

                           Commission file number 000-2631

                               NEWLANDS OIL & GAS INC.

     Nevada                                       98-0197707
     ________________________________________  ________________________________
(State or other jurisdiction of incorporation (IRS Employer Identification No.)
 or organization)

     # 300 - 750 West Pender Street
     Vancouver British Columbia Canada             V6C 2T7
     ________________________________________     ______________
     (Address of principal executive offices)     (Zip Code)

                                    (604) 689-1180
                                 ____________________
                 (Registrant's telephone number, including area code)


State the number of shares outstanding of each of the issuer's classes of common equity, as of September 22, 1999. 10,047,167

Transitional  Small  Business  Disclosure  Format     Yes          No     X
                                                                          -

                             NEWLANDS OIL & GAS INC.

                              INDEX TO FORM 10-QSB

PART  I                                                                    PAGE

    Item 1.     Financial Statements                                          1

    Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results  of  Operations                                   5

PART  II

    Item 1.     Legal Proceedings                                             6

    Item 2.     Changes in Securities                                         6

    Item 3.     Defaults Upon Senior Securities                               6

    Item 4.     Submission of Matters to a Vote of Securities Holders         6

    Item 5.     Other Information                                             6

    Item 6.     Exhibits and Reports on Form 8-K                              6

SIGNATURE PAGE                                                                7

                                          PART I

                                   FINANCIAL INFORMATION

     The  unaudited  financial  statements  are  attached  hereto.

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                       June 30, 1999 and December 31, 1998
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                     ASSETS
                                     ------
                                                      June 30,     December 31,
                                                        1999          1998
                                                        ----          ----
Current
     Cash                                           $  16,086      $  29,472
Deferred charge                                        45,000         45,000
Oil and gas property  -  Note 2                        73,000         50,000
                                                     --------       --------
                                                    $ 134,086      $ 124,472
                                                     --------       --------

                                   LIABILITIES
                                   -----------
Current
     Accounts payable                               $  34,195      $   3,680
     Loans payable                                     17,200              -
                                                     --------       --------
                                                       51,395          3,680
                                                     --------       --------

                              STOCKHOLDERS' EQUITY
                              --------------------
Capital stock -  Note 3                               150,708        150,708

Deficit accumulated during the development stage      (68,017)       (29,916)
                                                     --------       --------
                                                       82,691        120,792
                                                     --------       --------
                                                    $ 134,086      $ 124,472
                                                     --------       --------

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                          STATEMENT OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
       for the three month period and six month period ended June 30, 1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
           and June 17, 1998 (Date of Incorporation) to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------

                                                               June 17, 1998       June 17, 1998
                                 Three months    Six months      (Date of             (Date of
                                    Ended          ended       Incorporation)to    Incorporation) to
                                   June 30,       June 30,       December 31,          June 30,
                                     1999          1999             1998                1999
                                     ----          ----             ----                ----
Administrative  Expenses
 Accounting and audit fees        $  1,967      $  2,467         $  3,500            $  5,967
 Consulting fees                     6,000        12,000            7,000              19,000
 Interest and bank charges              95           223               39                 262
 Legal fees                         14,262        20,343           13,958              34,301
 Office and other                    1,086         1,190              317               1,507
 Travel                                  -           669              571               1,240
 Transfer agent fees                   283         1,511                -               1,511
                                   -------       -------          -------             -------
Net loss before other               23,693        38,403           25,385              63,788
Other
 Exploration and development
  expenses                               -             -            4,531               4,531
 Interest  income                   (  135)       (  302)               -              (  302)

Net loss for the period             23,558        38,101           29,916              68,017
                                   -------       -------          -------             -------
Deficit, beginning of the period    44,459        29,916                -                   -

Deficit, end of the period        $ 68,017      $ 68,017         $ 29,916            $ 68,017
                                   -------       -------          -------             -------
Net loss per share                $  0.007      $  0.007         $  0.029
                                   -------       -------          -------
Weighted average number of
 shares  outstanding            10,047,167    10,047,167        1,020,017
                                ----------    ----------        ---------

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       for the three month period and six month period ended June 30, 1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
           and June 17, 1998 (Date of Incorporation) to June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                                               June 17, 1998       June 17, 1998
                                 Three months    Six months      (Date of             (Date of
                                    Ended          ended       Incorporation)to    Incorporation) to
                                   June 30,       June 30,       December 31,          June 30,
                                     1999          1999             1998                1999
                                     ----          ----             ----                ----
Cash Flows from Operating
  Activities
 Net loss for the period          $(23,558)     $(38,101)        $(29,916)           $(68,017)

 Changes in non-cash working
 capital balances related to
 operations:
  Accounts payable                  20,268        30,515            3,680              34,195
  Loans payable                     17,200        17,200           17,200
                                   -------       -------          -------             -------
                                    13,910         9,614          (26,236)            (16,622)
                                   -------       -------          -------             -------

Cash Flows from Financing Activity
     Issue of common shares              -             -          150,708             150,708
                                   -------       -------          -------             -------
Cash Flows used in Investing
 Activities
     Deferred charges                    -             -          (45,000)            (45,000)
     Oil and gas property                -       (23,000)         (50,000)            (73,000)
                                   -------        ------           ------             -------
                                         -       (23,000)         (95,000)           (118,000)
                                   -------        ------           ------             -------
Net increase (decrease) in cash
 during the period                  13,910       (13,386)          29,472              16,086

Cash, beginning of the period        2,176        29,472                -                   -

Cash, end of the period           $ 16,086      $ 16,086         $ 29,472            $ 16,086

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
                   and for the six months ended June 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------

                                                                      Deficit
                                                                    Accumulated
                              (Note 3) Common Shares   Additional    During the
                              ----------------------    Paid-in     Development
                                  #       Par Value     Capital         Stage      Total
                               ------     ---------     -------         -----      -----
Shares issued pursuant to
 offering memorandum         10,047,167   $  10,047    $  140,661     $  -      $  150,708

Net loss for the period               -           -             -      (29,916)    (29,916)
                             ----------    --------     ---------      --------  ----------
Balance, as at
 December 31, 1998           10,047,167      10,047       140,661      (29,916)    120,792

Net loss for the period               -           -             -      (38,101)    (38,101)
                             ----------    --------     ---------      --------  ----------
Balance, as at June 30, 1999 10,047,167   $  10,047    $  140,661     $(68,017) $   82,691
                             ----------    --------     ---------      --------  ----------

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)
                             ----------------------

Note  1     Interim  Reporting
            ------------------
These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim six month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1998 annual financial statements.

Note  2     Oil  and  Gas  Project  Costs
            -----------------------------
Pursuant to an exploration conveyance and assignment agreement with a related company, the company may earn a 7% working interest in the Travis Oil and Gas project for total estimated consideration of $73,000 (paid). The company is required to pay 10% of the costs for each test well drilled. If its does not pay it's portion within 15 days of a cash call, it will not have any right to the test wells nor will it have any right to an interest in any proposed development well for that prospect. The company can only participate in development wells by contributing to an initial test well in the prospect area.


Note  3     Capital  Stock
            --------------

a) Authorized:
   50,000,000 common shares,   $0.001  par  value
   1,000,000 preferred shares,  $0.01  par  value
                                                        Additional
                                                Par       Paid-in
b) Issued:                           #         Value      Capital     Total
                                  ------       -----      -------     -----
   Common shares:
    Pursuant to an offering
     memorandum-at $0.015       10,047,167    $10,047    $140,661    $150,708
                                ----------     ------     -------     -------
    Balance, December 31, 1998
     and June 30, 1999          10,047,167    $10,047    $140,661    $150,708
                                ----------     ------     -------     -------

Note  4     Uncertainty  Due  to  the  Year  2000  Issue
            --------------------------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS  OF  OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

     During the six month period ended June 30, 1999, the management of the company restructured its investment in the Travis Oil and Gas project. The company has paid $73,000 for a 7% working interest in the project. The company is required to pay 10% of the costs of each test well drilled. The company can only participate in development wells by contributing to an initial test well in the prospect area.

     The company generated no revenues during the six month period ended June 30, 1999 and has recorded a net loss of $38,101. At December 31, 1998, the company had a loss of $29,916 for the period June 17, 1998 to December 31, 1998. All losses are due to administrative and other general start-up costs of this company and exploration expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of June 30, 1999, the company had a net worth of $82,691 compared to a net worth of $120,702 at December 31, 1998. This decrease is primarily due to operating expenses of $38,101 for the six month period ended June 30, 1999. There was a working capital deficit of $35,309 at June 30, 1999 compared to a surplus of $25,792 at December 31, 1998.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

     Additional capital is needed to cover overhead expenses as well as continue the expected 1999/2000 exploration program. Various sources of financing, including the issuance of debt and equity securities are being investigated.

                                    PART II.

                                OTHER INFORMATION

     ITEM  1.     LEGAL PROCEEDINGS
     NONE

     ITEM  2.     CHANGES IN SECURITIES

          The Company issued 10,147,167 common shares on January 5, 1999. These shares were purchased by directors and officers of the Company and close friends and relatives of the directors and officers of the Company. The total proceeds of the offering was $150,708 and all of the securities were sold for cash. The offering described in this paragraph was accomplished under the exemption from registration provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933.

     ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES
     NONE

     ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDER
     NONE

     ITEM  5     OTHER  INFORMATION
     NONE

     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
          The Company filed a Form 8-K on September 14, 1999 relating to Item 5 therein regarding the completion of the initial well drilled on the Company's Travis Project in Solano County, California.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the understanding, thereunto duly authorized.

Date:     September 22, 1999

NEWLANDS OIL & GAS INC.


By:  /s/  _Allen  Sewell___________________     Date:__September 23, 1999____
          Allen  Sewell/Principal  Executive  Officer



By:  /s/  _Graeme  Sewell__________________     Date:__September 23, 1999____
          Graeme  Sewell/Principal  Financial  Officer