Form 10QSB
period 1999-09-30
NEWLANDS OIL & GAS INC
filed 1999-11-15
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB


[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  September  30,  1999

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


State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  November   8,  1999.  10,047,167

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

Page 1
                                            ii

                                          PART I

                                   FINANCIAL INFORMATION

     The  unaudited  financial  statements  are  attached  hereto.


                  SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                     September 30, 1999 and December 31, 1998
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                     ASSETS
                                     ------
                                                    September 30, December 31,
                                                        1999          1998
                                                        ----          ----
Current
     Cash                                           $   5,262      $  29,472
Deferred charge                                        45,000         45,000
Oil and gas property  -  Note 2                        73,000         50,000
                                                     --------       --------
                                                    $ 123,262      $ 124,472
                                                     --------       --------

                                   LIABILITIES
                                   -----------
Current
     Accounts payable                               $  64,545      $   3,680
     Loans payable                                     78,500              -
                                                     --------       --------
                                                      143,045          3,680
                                                     --------       --------

                              STOCKHOLDERS' EQUITY
                              --------------------
Capital stock -  Note 3                               150,708        150,708

Deficit accumulated during the development stage     (170,491)       (29,916)
                                                     --------       --------
                                                       19,783        120,792
                                                     --------       --------
                                                    $ 123,262      $ 124,472
                                                     --------       --------

                  SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                          STATEMENT OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE DEVELOPMENT STAGE
       for the three month period and nine month period ended September 30, 1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
           and June 17, 1998 (Date of Incorporation) to September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------

                                                               June 17, 1998       June 17, 1998
                                 Three months   Nine months      (Date of             (Date of
                                    Ended          ended       Incorporation)to    Incorporation) to
                                September 30,  September 30,     December 31,       September 30,
                                     1999          1999             1998                1999
                                     ----          ----             ----                ----
Administrative  Expenses
 Accounting and audit fees        $  1,525      $  3,992         $  3,500            $  7,492
 Consulting fees                    17,000        29,000            7,000              36,000
 Interest and bank charges             207           430               39                 469
 Legal fees                          5,547        25,890           13,958              39,848
 Office and other                    4,000         5,190              317               5,507
 Travel                                  -           669              571               1,240
 Transfer agent fees                   758         2,269                -               2,269
 Filing Fees                         8,286         8,286                -               8,286
                                   -------       -------          -------             -------
Net loss before other               37,323        75,726           25,385             101,111
Other
 Exploration and development
  expenses                          65,280        65,280            4,531              69,811
 Interest  income                   (  129)       (  431)               -              (  431)
                                   -------       -------          -------             -------
Net loss for the period            102,474       140,575           29,916             170,491

Deficit, beginning of the period    68,017        29,916                -                   -
                                   -------       -------          -------             -------
Deficit, end of the period        $170,491      $170,491         $ 29,916            $170,491
                                   -------       -------          -------             -------
Net loss per share                $  0.007      $  0.007         $  0.029
                                   -------       -------          -------
Weighted average number of
 shares  outstanding            10,047,167    10,047,167        1,020,017
                                ----------    ----------        ---------

                  SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
       for the three month period and nine month period ended September 30,1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
           and June 17, 1998 (Date of Incorporation) to September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                                               June 17, 1998       June 17, 1998
                                 Three months   Nine months      (Date of             (Date of
                                    Ended          ended       Incorporation)to    Incorporation) to
                                September 30,  September 30,     December 31,       September 30,
                                     1999          1999             1998                1999
                                     ----          ----             ----                ----
Cash Flows from Operating
  Activities
 Net loss for the period          $(102,474)    $(140,575)       $(29,916)           $(170,491)

 Changes in non-cash working
 capital balances related to
 operations:
  Accounts payable                  30,350        60,865            3,680              64,545
  Loans payable                     61,300        78,500                -              78,500
                                   -------       -------          -------             -------
                                   (10,824)       (1,210)         (26,236)            (27,446)
                                   -------       -------          -------             -------

Cash Flows from Financing Activity
     Issue of common shares              -             -          150,708             150,708
                                   -------       -------          -------             -------
Cash Flows used in Investing
 Activities
     Deferred charges                    -             -          (45,000)            (45,000)
     Oil and gas property                -       (23,000)         (50,000)            (73,000)
                                   -------        ------           ------             -------
                                         -       (23,000)         (95,000)           (118,000)
                                   -------        ------           ------             -------
Net increase (decrease) in cash
 during the period                 (10,824)      (24,210)          29,472               5,626

Cash, beginning of the period       16,086        29,472                -                   -

Cash, end of the period           $  5,262      $  5,262         $ 29,472            $  5,262

                  SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
    for the period June 17, 1998 (Date of Incorporation) to December 31, 1998
                   and for the nine months ended September 30, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                                              Deficit
                                                            Accumulated
                         (Note 3) Common Shares  Additional  During the
                          ----------------------  Paid-in     Development
                            #       Par Value     Capital      Stage      Total
                          ------    ---------     -------      -----      -----

Shares issued pursuant to
 offering memorandum      10,047,167  $ 10,047   $140,661  $  -       $ 150,708

Net loss for the period            -         -          -    (29,916)   (29,916)
                          ----------    ------    -------    ------     --------
Balance, as at
 December 31, 1998        10,047,167    10,047    140,661    (29,916)   120,792

Net loss for the period            -         -          -   (140,575)  (140,575)
                          ----------    ------    -------    --------   --------
Balance, as at
 September 30, 1999       10,047,167  $ 10,047   $140,661  $(170,491) $ (19,783)
                          ----------    ------    -------    --------   --------

                  SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1999
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)
                             ----------------------

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


Note  3     Capital  Stock
            --------------

a) Authorized:
   50,000,000 common shares,   $0.001  par  value
   1,000,000 preferred shares,  $0.01  par  value
                                                        Additional
                                                Par       Paid-in
b) Issued:                           #         Value      Capital     Total
                                  ------       -----      -------     -----
   Common shares:
    Pursuant to an offering
     memorandum-at $0.015       10,047,167    $10,047    $140,661    $150,708
                                ----------     ------     -------     -------
    Balance, December 31, 1998
     and September 30, 1999     10,047,167    $10,047    $140,661    $150,708
                                ----------     ------     -------     -------

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

    During the nine month period ended September 30, 1999, the management of the company restructured its investment in the Travis Oil and Gas project. The company has paid $73,000 for a 7% working interest in the project. The company is required to pay 10% of the costs of each test well drilled. The company can only participate in development wells by contributing to an initial test well in the prospect area.

     The company generated no revenues during the nine month period ended September 30, 1999 and has recorded a net loss of $140,575. At December 31, 1998, the company had a loss of $29,916 for the period June 17, 1998 to December 31, 1998. All losses are due to administrative and other general start-up costs of this company and exploration expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of September 30, 1999, the company had a net worth of $45,066 compared to a net worth of $120,702 at December 31, 1998. This decrease is primarily due to operating expenses of $75,726 for the nine month period ended September 30, 1999. There was a working capital deficit of $137,783 at September 30, 1999 compared to a surplus of $25,792 at December 31, 1998.

STRATEGY,  BUSINESS  PLANS  AND  NEED  FOR  THE  INFUSION  OF  CAPITAL

     Additional capital is needed to cover overhead expenses as well as continue the expected 1999/2000 exploration program. Various sources of financing, including the issuance of debt and equity securities are being investigated.

Page 6
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

Date:     November 9, 1999

NEWLANDS OIL & GAS INC.


By:  /s/   Allen  Sewell                        Date:  November 15, 1999
          Allen  Sewell/Principal  Executive  Officer



By:  /s/   Graeme  Sewell                       Date:  November 15, 1999
          Graeme  Sewell/Principal  Financial  Officer