Form 10KSB
period 1999-12-31
NEWLANDS OIL & GAS INC
filed 2000-03-30
CIK 1066651

--------------------------------------------------------------------------------
   Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------
                                                        ------------------------
                                                        OMB APPROVAL
                                                        ------------------------
                                                        OMB Number: 3235-0420
                                                        ------------------------
       UNITED STATES                                    Expires: May 31, 2000
                                                        ------------------------
SECURITIES AND EXCHANGE COMMISSION                      Estimated average burden
     Washington, D.C. 20549                             hours per response: 3225
                                                        ------------------------

                                  Form 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
          For the fiscal year ended        December 31, 1999
                                   --------                 --------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                 to
                                        -----------------   --------------------
          Commission file number
                                ------------------------------------------------

     Newlands Oil & Gas Inc.
--------------------------------------------------------------------
(Name of small business issuer in its charter)


     Nevada                                                98-0197707
-------------------------------------   ----------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

#300 - 750 West Pender St, Vancouver, British Columbia, CANADA      V6C 2T7
--------------------------------------------------------------  ----------------
(Address of principal executive offices)                           (Zip Code)


Issuer's telephone number (604) 689-1180
                         -------------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
   None
------------------------------------   -----------------------------------------
------------------------------------   -----------------------------------------
------------------------------------   -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:


Common Stock, $.001 par value
--------------------------------------------------------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
                                                                    -----------
Regulation S-B is not contained in this form, and no disclosure will be
---------------
contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The corporation had no revenues for the year ended December 31, 1999.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 31, 2000, based on the average selling price of one share of the Common Stock of the Company, was $0. The Company's Common Shares have had no activity as of the date of this 10KSB Form.

The number of shares outstanding of the issuer's common equity, as of March 24, 2000, were 10,047,167 common shares.

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                              ----

                                      PART I

Item 1. Description of Business.

Newlands Oil & Gas Inc. (the "Company") is a corporation organized under the laws of the State of Nevada on June 17, 1998, to explore for, and , if possible, develop oil and gas properties in California.

Expansion Strategy

The Company intends to continue its acquisition of properties and leases with the intent of participating in the exploration for oil and gas primarily in, but not limited to, California. The Company anticipates that it will fund the costs of these acquisitions and developments through purchases of common stock in the Company by private investors. If funds become available from revenues from producing oil and gas wells (which is not currently the case) then those funds will be made available for expansion and for increasing production facilities.

Employees

The Company currently has two employees, neither of whom work full time for the Company. One employee currently receives $3,000 per month from the Company and the other employee receives $4,000 per month. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are good.

Risk Factors

Limited Operating History; Development Stage Company. The Company was incorporated under the laws of Nevada on June 17, 1998, and therefore has a limited operating history. From incorporation through December 31, 1999 the Company incurred a net loss of $282,496. The Company faces all of the risks inherent in a new business. Estimations with respect to the proved reserves and level of future production attributable to wells in which the Company may participate are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized from such wells. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. The Company's future financial results will depend primarily on its ability to economically locate and produce hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future.

Competition. The search for viable oil and gas prospects and leases is intensely competitive. It is likely that in seeking future acquisitions, the company will compete with firms which have substantially greater financial and management resources than the Company. The Company may acquire interests in mineral leases and lease acquisition opportunities in known, proven, producing fields, or on unknown, unproven territories or leases with no contiguous producing well sites. The Company's competition is widely diverse, and comes primarily from three sources: (1) those competitors that are seeking oil and gas fields for expansion, further drilling, or increasing production through improved engineering techniques (2) income-seeking entities purchasing a predictable stream of earnings based upon historic production from the field being acquired, and (3) junior companies seeking exploration opportunities in unknown, unproven territories.

Affiliate Transactions. The Company has entered into a Participation Agreement with Brothers Oil & Gas Inc. ("Brothers"). Mr. Allen Sewell, President and a director of the Company, is the President and a director of Brothers. Brothers is controlled by several members of the Sewell family. Graeme Sewell is a director of the Company and his children are shareholders of Brothers. As such, the Company's execution of the Participation Agreement with Brothers was not an arm's-length transaction with a non-affiliate. While Mr. Allen Sewell and Mr. Graeme Sewell have a fiduciary duty to deal fairly with the Company and its shareholders, there are no guarantees that the terms of the transaction were similar to what the Company would have received in an arm's-length transaction with a non-affiliate.

Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB including without limitation statements under "Items 1 and 2. Description of Business and Properties" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation", or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations therefor comparable terminology, are intended to identify forward-looking statements.

No Assurance of Success or Profitability. There can be no assurance that the Company will be able to generate profits or otherwise operate successfully based on its participation in an oil and gas project and 3D seismic survey.

No Assurance of Dividends. There can be no assurance that the Company will pay dividends on its capital stock in the foreseeable future. Investors who anticipate the need for immediate income from their investment in the Company's securities should refrain from the purchase of the Company's securities.

Authorization of Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. As of the date of this Form 10-KSB, no shares of Preferred Stock have been issued. The Company's Preferred Stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of Common Stock.

"Penny Stock" Rules. Should a market for the Shares develop, the Shares will be subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to non-NASDAQ companies whose stock trades at less than $5.00 per share or whose tangible net worth is less than $2,000,000. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning the risks of trading in the security. These rules may restrict the ability of brokers to sell the Company's Common Stock and may affect the ability of purchasers in this offering to sell such Common Stock in the secondary market.

Conflicts of Interest. Certain of the directors of the Company are directors, officers and/or shareholders of other companies that are engaged in the business of acquiring, developing and exploiting natural resource properties. Such associations may give rise to conflicts of interest from time to time. These directors of the Company are required by law to act honestly and in good faith with a view to the best interest of the Company and to disclose any interest which they may have in any project or opportunity of the Company.
Certain Anti-takeover Effects. The Company's Articles of Incorporation authorize the Board of Directors to set the terms of and issue Preferred Stock without shareholder approval. The Board of Directors could use the Preferred Stock as a means to delay, defer or prevent a takeover attempt that a shareholder might consider to be in the Company's best interest.

General Risks of the Oil and Gas Industry
Dependence on Exploratory Drilling Activities. The success of the Company will be materially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rigs and the delivery of equipment. Although the Company believes that its use of 3D seismic data and other advanced technologies should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis of two dimensional ("2D") seismic data, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in such structures. In addition, the use of 3D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location.

Although the Company has budgeted for the drilling of a test well, there can be no assurance that this well will ever be leased or drilled (or drilled within the scheduled or budgeted time frame) or that oil or natural gas will be produced from any such prospects or any other prospects. Wells that are currently included in the Company's capital budget may be based upon statistical results of drilling activities in other 3D project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget.

Volatility of Oil And Natural Gas Prices. The Company's revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically.

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, the Company may periodically enter into hedging arrangements. The Company's hedging arrangements may apply to all or to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements, if any, may limit the benefit to the Company of increases in the price of oil and natural gas. As of the date of this document the Company had not engaged in hedging

Reserve Replacement Risk. In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's funding and development costs could also increase.

Operating Risks of Oil And Natural Gas Operations. The oil and natural gas business involves certain operating hazards such as well blowouts, craterings, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressures, pipeline ruptures or spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which could result in substantial losses to the Company. The availability of a ready market for the Company's oil and natural gas production also depends on the proximity of reserves to, and the capacity of oil and natural gas gathering systems, pipelines and trucking or terminal facilities. The Company may deliver natural gas through gas gathering systems and gas pipelines that it does not own. Federal and state regulation of natural gas and oil production and transportation, tax and energy policies, changes in supply and demand and general economic conditions all could adversely affect the Company's ability to produce and market its oil and natural gas. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased and leased by the Company. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of the Company's properties. In accordance with customary industry practices, the Company's contractors may elect to obtain insurance against some, but not all, of such risks and losses. The Company does not carry business interruption insurance. The Company may elect to self-insure if management believes that the cost of insurance is not excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on the financial condition and results of operations of the Company. The Company anticipates participating in a substantial percentage of its interest in oil and gas properties on a non-operated basis, which may limit the Company's ability to control the risks associated with oil and natural gas operations.

Technological Changes. The oil and gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, other oil and gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could he materially and adversely affected.

Government Regulation and Environmental Matters. Oil and natural gas operations are subject to various federal, state and local government regulations which may be changed from time to time in response to economic or political conditions.

Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas wells below actual production capacity in order to conserve supplies of oil and natural gas. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. Legal requirements are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. No assurance can be given that existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect the Company's results of operations and financial condition. The development, production, handling, storage, transportation and disposal of oil and natural gas, by-products thereof and other substances and materials produced or used in connection with oil and natural gas operations are subject to federal, state and local laws and regulations primarily relating to protection of human health and the environment. The discharge of oil, natural gas, or pollutants into the air, soil or water may give rise to significant liabilities on the part of the Company to the government and third parties and may require the Company to incur substantial costs of remediation.

Acquisition Risks. The successful acquisition of producing properties requires an assessment of recoverable reserves, future oil and natural gas prices, operating costs, potential environmental and other liabilities and other factors. Such assessments are necessarily inexact and there accuracy inherently uncertain. In connection with such an assessment, the Company performs a review of the subject properties that it believes to be generally consistent with industry practices, which generally includes obtaining a report from an independent geologist. Such a review, however, will not reveal all existing or potential problems nor will it permit a buyer to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of such problems. There can be no assurances that any acquisition of property interests by the Company will be successful and, if unsuccessful, that such failure will not have an adverse effect on the Company's future results of operations and financial condition.

Shortage of Equipment Services, Supplies and Personnel. There is often competition for scarce drilling and completion equipment, services and supplies. There can be no assurance that sufficient drilling and completion equipment, services and supplies will be available when needed. Any such shortages could delay the proposed exploration, development, and sales activities of the Company and could cause a material adverse affect to the financial condition of the Company.

If the demand for, and wage rates of, qualified rig crews rise in the drilling industry then the oil and gas industry may experience shortages of qualified personnel to operate drilling rigs. This could delay the Company's drilling operations and adversely affect its financial condition and results of operations.

Item 2. Description of Property.

The Company leases a 500 square foot office at #300 - 750 West Pender Street for CDN$500 per month.

By agreement (the "Agreement") dated March 1, 1999 between the Company and Brothers, the Company has an option to earn 70% of Brothers' 10% working interest in certain oil and gas leases, options to lease and seismic options located on the Travis 3D Seismic Project located in Solano County California (the "Lands"). The Company has paid $73,000 (U.S.) to Brothers pursuant to the Agreement which amount is equal to Brothers total land and seismic acquisition costs associated with the Lands. The estimated land and seismic costs were US$83,000 at the time the Agreement was entered into. However, cost savings have been realized and the total land and seismic costs are in fact, US$73,000. The Company paid Brothers an additional US$61,546 to drill the test well Unforgiven 32-15. The estimated drilling costs were US$65,280, but the well cost was under-budget so the Company was refunded US$3,733.82

Under the terms of the Agreement, the Company is required to pay 10% of the cost of each test well drilled. If the Company elects not to pay this amount within 15 days of a cash call, then the Company will not have rights to any test wells or development wells drilled on that prospect. The Company can only participate in development wells on a prospect by contributing 10% of the costs of drilling an initial test well on that prospect.

In addition to any royalties owed to land owners (ranging from 16.67% to 20%), the Lands are subject to a 2.5% overriding royalty interest in any wells drilled on the Property.

Underlying the Agreement is a joint operating agreement (the "Operating Agreement") dated December 1, 1998 between Production Specialties Company as operator, Brothers, Celcius Energy Company, Sunset Exploration Inc., Bobsac, LLC and Vaughan Producution Company as non operators (collectively, the "Participants") whereby the Participants agree to acquire hydrocarbon leasehold interests on the Lands and to conduct a 3D seismic survey of same. In addition to any royalties owed to land owners (ranging from 16.67% to 20%), the Lands are subject to a 2.5% overriding royalty interest in any wells drilled on the Property.

The following is an interpretation of the 3D Seismic results based upon a report (the "Report") dated July, 1999, prepared for Vaughan Exploration, Inc. ("Vaughan") by Jeffrey K. Vaughan, President of Vaughan, its sole shareholder and a Certified Petroleum Geologist. Vaughan Production Company is a party to an operating agreement with respect to the Lands. Vaughan Production Company is owned by Richard Vaughan, Jeffrey K. Vaughan's father. (a complete copy of the Report is available from the Company at their offices upon request):

The following is only a summary of the Report and therefore is incomplete. Interested persons are advised to read the full report.

Abstract:
The Travis 3D Prospect area was shot with 3D seismic by Western Geophysical in two phases as part of the Yolano 3D Speculative shoot. Phase II of the Yolano shoot was conducted in the fall of 19987 with processed data received January 1999. The Phase IV data was shot in winter of 1998 with processed data received in May 1999. Out of the anticipated 50 acres, 42 acres were shot due to difficult or impossible permit areas.

Geology: Southern Area
The main pre-seismic concepts for the southern area were: 1. Anderson Sand truncation play; 2. Mirror image of Denverton Creek in the north side of the Martinez Gorge in the cretaceous sediments; 3. Westside Anderson extension plays form Denverton Creek.

Denverton Creek Analogies:
Denverton Creek produces from 7 different formations primarily from a combination of fault and truncation traps. The cross sections also show the basal McCormack unconformity as a seal to underlying Cretaceous sediments. The trapping mechanisms within the McCormack sand itself are difficult to understand and may be partly petrophysical in nature. The Martinez Gorge provides an up-dip truncation of some of the Cretaceous pools. The Martinez and Anderson production there is purely fault related. The seismic expression the Cretaceous beds can be fairly subtle as most of the pools exit below 9500 feet.

Anderson Sand Plays:
Immediately noticeable on the data set are significant bright spots in the center of the syncline near the north end of the Anderson truncation edge. It is important to note that there is no well control in the center of the syncline within a 40 square mile contiguous area. Correlating the seismic form the south to north it looks fairly clear that the bright spots are within the Anderson sand interval and definitely above the McCormack unconformity. Coming down from the north it initially appeared that these bright spots are at the McCormack unconformity until the down to the southwest faults were recognized.

The significant factor in resolving the Anderson bright spots is the presence of some fairly large, unexpected SW-NE trending down to the south faults, which appear to be growth faults within the deepest part of the syncline. The fact remains that the Anderson sand at Denverton Creek is about 450 feet thick and is completely gone in the area north of the growth faults. It does not appear from the seismic to be a gradual pinch-out to the north but an abrupt basin edge along the largest of these growth faults crating a trap that is normally superior to a truncation configuration.

The other encouraging factors regarding these bright spots are 1. The Anderson sand interval is seismically transparent except for where there is a gas/water contact. 2. The bright spots appear at different vertical levels within the Anderson sand section in different fault blocks. 3. The bright spots are fairly large.

The average size of these bright spots is about 155 acres as compared to the Denverton Creek Anderson sand pools, both under 30 acres with 2-3 BCF per pool. The bright spots are in the center of the synclinal axis in an area intersected by a series of four E-W trending down t the south faults (growth faults) and four NW-SE trending down to the west, normal faults.

Each fault block has an Anderson bright spot at a different vertical time. This is hopefully due to each fault block having a different gas/water contact. The lowest bright spots are in the south and going north across each fault block the Anderson bright spot moves up significantly while the overlying Hamilton is moving up only slightly across the faults. There are several bright spots right under the Hamilton unconformity and at or right above the McCormack just north of this fault. These may be prospective in the McCormack or a very thin
Anderson section, but would only be tested after several other prospects south of this fault were drilled first.

The main risk of the Anderson prospects is that the bright spots are caused by stratigaphic changes not related to gas-low velocity shale, conglomerate, bone bed, etc. Secondary risks include miscorrelation of stratigraphic units, and low or under-saturated gas. Overall, it appears we have an incredibly good-looking set of targets to test in the Anderson which could total over 115 BCF of gas in this area. The fist well to test the central area Anderson may either enhance this number or condemn the entire central area Anderson play concept.

McCormack Sand:
The Paleocene McCormack sand is a difficult seismic target because of its relative high velocity as compared to overlying sediments. It is a prolific producer at Denverton Creek but is difficult to see a bright sot on our data.

Cretaceous Plays:
The main concentration of potential Cretaceous plays fortunately exits in the same area as the central Anderson sand plays. At Denverton Creek the south dipping Cretaceous section is truncated to the north by the Martinez Gorge. The 3D data defines the gorge fairly well, which is fortunate because with no well control in our central area there was poor understanding of where the north edge of the gorge was.

Stratigraphic correlation of the cretaceous into our central area is speculative due to the scant well control.

North Area Geology:
The pre-seismic geologic targets for this area were primarily Winters fault plays and the McCormack truncation play on the far Northwest side. Unfortunately there were a fair amount of no-permit areas on the west and Northwest sides of the survey which hampered our ability to play the McCormack truncation edge. From the date we do have there does not appear to be any justification to pursue these no-permit areas further as there are no apparent prospects on the data along the McCormack pinch-out edge. The northern area appears to have only 1 significant play in almost 19 square miles of purchased data. This data turned out to be crucial to tie into the well control to the north and to help unravel the nature of our Anderson sand plays in the south.

Drill Targets:
Southern Area:
Unforgiven #33-15 was an 11, 400 foot two target test of the Anderson and Peterson sands. Good Bad and Ugly #43-22 is the southernmost and deepest of the central Anderson plays with excellent bright spot amplitude. An 11,500-foot well tests both targets. If Unforgiven is not successful in the Cretaceous we may alter our game plan to have a separate Anderson and Cretaceous test. (Summary of Report Ends)

In August 1999 the initial Wildcat Well, Unforgiven 32-15 was drilled to a depth of 11,675 feet. It was logged, plugged and abandoned. The Well cost was under-budget, therefore the Company was repaid US$3,733.82.

The Well provided new information on Winters Sand, which was not an original target. The sand which was 200 feet thick, had gas shows but was water saturated. The company intends to re-work its geology and drill a second test well in July 2000 to test the Winter's formation in a more favourable geological formation.

Item 3. Legal Proceedings.

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

                                      PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the OTC Bulletin Board since February 24, 2000, under the trading symbol "NWOG".

As of the date of this filing the Company's common stock has not yet traded on the OTCBB or any other market.

As of March 24, 2000, the Company had approximately 36 stockholders of record. The Company has not declared or paid any cash dividends on its Common Stock since formation and does not presently anticipate paying any cash dividends on its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The Company was organized for the purpose of engaging in oil and gas exploration and is currently engaged in oil and gas exploration in California. As of December 31, 2000, the Company has a working capital deficit of approximately $190,788. The Company intends to raise additional funds in order to drill or participate in the drilling of oil and gas wells, make option payments, to pay accounts and loans payable, and to generally meet its future corporate obligations. The Company anticipates that it has sufficient funds for a period of 60 days at which time it will require additional financing. There can be no assurance that the Company will obtain such additional financing on a timely basis.

Estimates with respect to the proved reserves and level of future production attributable to wells in which the Company may participate are difficult to determine and there can be no assurance as to the volume of recoverable reserves that will be realized from such wells. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stages of their development. The
Company's future financial results will depend primarily on its ability to economically locate and produce hydrocarbons in commercial quantities and on the market prices for oil and natural gas. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future.

The Company does not expect any significant changes to its current number of employees.

The Company plans to drill Well #2 on the Travis Prospect in July 2000. A detailed geological report is in progress and on receipt a drill location will be prepared. Management expects this to be a multi-target test of the Winters Formation I to approximately 12,000 feet.

Item 7. Financial Statements.







                                   NEWLANDS OIL & GAS INC.
                               (An Exploration Stage Company)
                               REPORT AND FINANCIAL STATEMENTS
                                 December 31, 1999 and 1998
                                   (Stated in US Dollars)
                                   ----------------------

                                     AUDITORS' REPORT

To the Shareholders,
Newlands Oil & Gas Inc.

We have audited the balance sheets of Newlands Oil & Gas Inc. (An Exploration Stage Company) as at December 31, 1999 and 1998 and the statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998, in accordance with generally accepted accounting principles in the United States.

Vancouver, Canada                                            /s/ Amisano Hanson
March 21, 2000                                            Chartered Accountants

Comments by Auditors for U.S. Readers on Canada - U.S. Reporting Conflict

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when there is substantial doubt about a company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern which assumes the realization of assets and discharge of liabilities in the normal course of business. As discussed in Note 1 to the accompanying financial statements in respect of the company's working capital deficiency and substantial losses from operations, substantial doubt about the company's ability to continue as a going concern exists. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our report to the shareholders dated March 21, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such uncertainty in the auditors' report when the uncertainty is adequately disclosed in the financial statements.

Vancouver, Canada                                            /s/ Amisano Hanson
March 21, 2000                                            Chartered Accountants

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                                 BALANCE SHEETS
                           December 31, 1999 and 1998
                             (Stated in US Dollars)
                             ----------------------


                                      ASSETS
                                      ------
                                                          1999             1998
                                                          ----             ----
Current
   Cash                                               $  4,409         $ 29,472
   Accounts receivable - Note 6                          3,734             -
                                                       -------          -------
                                                         8,143           29,472

Deferred charge - Note 3                                  -              45,000
Oil and gas property - Note 4                           73,000           50,000
                                                        ------           ------
                                                      $ 81,143         $124,472
                                                        ------           ------

                                   LIABILITIES
                                   -----------

Current
   Accounts payable - Note 6                          $120,431         $  3,680
   Loans payable - Note 6                               78,500             -
                                                        ------           ------
                                                       198,931            3,680
                                                        ------           ------

                         STOCKHOLDERS' EQUITY (DEFICIENCY)
                         ---------------------------------

Capital stock - Note 5                                 150,708          150,708

Deficit accumulated during the exploration stage      (268,496)         (29,916)
                                                       -------           ------
                                                      (117,788)         120,792
                                                        ------           ------
                                                      $ 81,143         $124,472
                                                       =======          =======


Nature and Continuance of Operations - Note 1
Commitments - Note 4


APPROVED BY THE DIRECTORS:



  /s/ Allen Sewell, Director                       /s/ Graeme Sewell, Director
------------------                               -------------------

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                            STATEMENTS OF OPERATIONS
                      for the year ended December 31, 1999
and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998 and June 17, 1998 (Date of Inception of Exploration Stage) to December 31, 1999
                             (Stated in US Dollars)
                              --------------------


                                                                  June 17, 1998
                                                                       (Date of
                                                June 17, 1998      Inception of
                                    Year          (Date of          Exploration
                                    Ended     Incorporation) to       Stage) to
                                December 31,     December 31,      December 31,
                                     1999           1998                   1999
                                     ----           ----                   ----
Administrative Expenses
  Accounting and audit fees       $  9,297        $  3,500             $ 12,797
  Consulting fees - Note 6         120,000           7,000              127,000
  Filing fees                        8,471            -                   8,471
  Interest and bank charges            478              39                  517
  Legal fees                        26,227          13,958               40,185
  Office and other - Note 6          5,281             317                5,598
  Rent - Note 6                      4,157            -                   4,157
  Transfer agent fees                2,942            -                   2,942
  Travel                               669             571                1,240
                                  --------         -------             --------
Net loss before other              177,522          25,385              202,907
Other
  Exploration and development
    expenses                        61,546           4,531               66,077
  Interest income                    ( 488)           -                   ( 488)

Net loss for the period           $238,580        $ 29,916             $268,496
                                  ========        ========             ========
Net loss per share                $   0.02        $   0.03
                                  ========        ========
Weighted average number of
  shares outstanding            10,047,167       1,020,017
                                ==========       =========

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                             STATEMENTS OF CASH FLOWS
                        for the year ended December 31, 1999
and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998 and June 17, 1998 (Date of Inception of Exploration Stage) to December 31, 1999
                              (Stated in US Dollars)
                               --------------------


                                                                  June 17, 1998
                                                                       (Date of
                                                June 17, 1998      Inception of
                                    Year          (Date of          Exploration
                                    Ended     Incorporation) to       Stage) to
                                December 31,     December 31,      December 31,
                                     1999           1998                   1999
                                     ----           ----                   ----
Cash Flows from Operating
 Activities
  Net loss for the period        $(238,580)       $(29,916)           $(268,496)

  Changes in non-cash working
   capital balances related to
   operations
   Accounts receivable             ( 3,734)           -                 ( 3,734)
   Accounts payable                116,751           3,680              120,431
   Loans payable                    78,500            -                  78,500
                                  --------         -------             --------
                                  ( 47,063)       ( 26,236)            ( 73,299)
                                  --------         -------             --------

Cash Flows from Financing
 Activity Issue of common
 shares                               -            150,708              150,708

Cash Flows used in Investing
 Activities Deferred charges        45,000        ( 45,000)                -
  Oil and gas property            ( 23,000)       ( 50,000)            ( 73,000)
                                  --------          ------             --------
                                    22,000        ( 95,000)            ( 73,000)
                                  --------          ------             --------

Net increase (decrease) in
 cash during the period           ( 25,063)         29,472                4,409

Cash, beginning of the period       29,472            -                    -
                                  --------          ------             --------

Cash, end of the period           $  4,409        $ 29,472             $  4,409
                                  ========        ========             ========

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     for the for the year ended December 31, 1999
and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998 and June 17, 1998 (Date of Inception of Exploration Stage) to December 31, 1999
                              (Stated in US Dollars)
                              ----------------------


                                                            Deficit
                                                          Accumulated
                                             Additional    During the
                       Common Shares          Paid-in      Development
                       -------------
                      #      Par Value        Capital         Stage        Total
                   ------    ---------        -------         -----        -----

Shares issued
 pursuant to
 offering
 memorandum     10,047,167    $ 10,047       $ 140,661      $    -     $150,708
                ----------     -------        --------       --------   -------
Net loss
 for the
 period               -           -               -           (29,916) ( 29,916)
                ----------     -------        --------       --------   -------
Balance, as
 at December
 31, 1998       10,047,167      10,047         140,661        (29,916)  120,792
                ----------     -------        --------       --------   -------
Net loss
 for the
 year                 -           -               -          (238,580) (238,580)
                ----------     -------        --------       --------   -------
Balance, as
 at December
 31, 1999       10,047,167    $ 10,047       $ 140,661      $(268,496)$(117,788)
                ==========     =======        ========       ========   =======

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            December 31, 1999 and 1998
                               (Stated in US Dollars)
                                --------------------


Note 1  Nature and Continuance of Operations
        ------------------------------------

The company is in the development stage and is in the process of exploration and development of oil and gas properties in California and has not yet determined whether these properties contain reserves that are economically recoverable.
The recoverability of amounts shown for oil and gas properties is dependent upon the discovery of economically recoverable reserves and confirmation of the company's interest in the underlying properties, the ability of the company to obtain necessary financing to satisfy the expenditure requirements under resource property agreements and to complete the development of the properties, and upon future profitable production or proceeds from the sale thereof.

These financial statements have been prepared on a going concern basis. The company has a working capital deficiency of $190,788 as at December 31, 1999 and has accumulated a deficit of $268,496 since incorporation. Its ability to continue as a going concern is dependent upon the ability of the company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The company was incorporated in Nevada on June 17, 1998, as Newlands Oil & Gas Inc. and commenced operations at that time.

Note 2  Summary of Significant Accounting Policies
        ------------------------------------------

The financial statements of the company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Exchange Act Guide 7
--------------------
The Securities and Exchange Commission's Exchange Act Guide 7 "Description of property by issuers engaged or to be engaged in significant mining operations" requires that mining companies in the exploration stage should not refer to themselves as development stage companies in the financial statements, even though such companies should comply with Financial Accounting Standard Board Statement No. 7, if applicable. Accordingly, the company has not been referred to as being a development stage company.

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            December 31, 1999 and 1998
                               (Stated in US Dollars)
                                --------------------


Note 2  Summary of Significant Accounting Policies - (cont'd)

Oil and Gas Project Costs
-------------------------
The company follows the successful efforts method of accounting for its oil and gas properties. Under this method, the initial acquisition costs and the costs of drilling and equipping development wells, are capitalized. The costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to operations as dry hole expenses. Costs and reserves of properties are aggregated by country. All other exploration expenditures, including geological and geophysical costs and annual rentals on exploration acreage, are charged to operations as incurred. Lease acquisition costs, subsequently determined to be impaired in value, are charged to operations.

No gains or losses are recognised on the sale or disposition of oil and gas properties except when there is a material disposition of reserves of a country. All other proceeds are credited against the cost of the related properties.

Depletion of the net capitalized costs of producing wells and leases is charged to operations on the unit-of-production method, by country, based upon estimated proved reserves.

Loss Per Share
--------------
Loss per share calculations are based upon the weighted average number of shares outstanding during the period.

Income Taxes
------------
The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, accounts receivable, accounts payable and loans payable approximate fair value because of the short maturity of those instruments.

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            December 31, 1999 and 1998
                               (Stated in US Dollars)
                                --------------------


Note 3  Deferred Charge
        ---------------

By an agreement dated July 1, 1998, the company engaged a consultant for the purpose of facilitating a private placement of the company's securities at a cost of $45,000, paid in advance of such services. During the year ended December 31, 1999, this amount was charged to consulting fees.

Note 4  Oil and Gas Project Costs
        -------------------------

Pursuant to an exploration conveyance and assignment agreement with a related company (related by virtue of common directors), the company may earn a 7% working interest in the Travis Oil and Gas project for total consideration of $73,000 (paid). The company is required to pay 10% of the costs for each test well drilled. If its does not pay it's portion within 15 days of a cash call, it will not have any right to the test wells nor will it have any right to an interest in any proposed development well for that prospect. The company can only participate in development wells by contributing to an initial test well in the prospect area.

Note 5  Capital Stock
        -------------

Authorized:
   50,000,000 common shares, $0.001 par value
   1,000,000 preferred shares, $0.01 par value

Note 6  Related Party Transactions - Note 4
        --------------------------

The company has incurred costs paid to directors and companies with directors in common with the company as follows:

                                                                   June 17, 1998
                                                                 (Date of Incep-
                                                  June 17, 1998          tion of
                                                 (Date of Incor-     Exploration
                                                  poration) to         Stage) to
                                                   December 31,     December 31,
                                     1999              1998                 1999
                                     ----              ----                 ----
   Consulting fees                 $ 70,000          $   -              $ 70,000
   Office and other                   4,000              -                 4,000
   Rent                               4,157              -                 4,157
                                    -------           -------            -------
                                   $ 78,157          $   -              $ 78,157
                                    =======           =======            =======

                             NEWLANDS OIL & GAS INC.
                          (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                            December 31, 1999 and 1998
                               (Stated in US Dollars)
                                --------------------


Note 6  Related Party Transactions - (cont'd)
      ----------------------------

   Included in accounts receivable at December 31, 1999 is $3,734 (1998:
$NIL) due from a company related by virtue of having directors in common.

Included in accounts payable at December 31, 1999 is $88,157 (1998: $NIL) in fees due to directors and companies with directors in common with the company.

   Loans payable at December 31, 1999 includes $18,000 (1998: $NIL) due to directors and companies with directors in common with the company. The total balance of $78,500 loans payable is non-interest bearing, unsecured and has no specific terms for repayment.


Note 7  Deferred Tax Assets
        -------------------

The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The following table summarizes the significant components of the company's deferred tax assets:

                                                     Total
                                                     -----
Deferred Tax Assets
   Non-capital loss carryforwards                $ 268,496
                                                  ========
Gross deferred tax assets                        $ 132,248
Valuation allowance for deferred tax asset       ( 132,248)
                                                  --------
                                                 $     -
                                                  ========

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 8  Income Taxes
        ------------

No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 1999, the company has net operating loss carryforwards, which expire commencing in 2008 totalling approximately $268,496, the potential tax benefit of which has not been recorded in the financial statements.

Note 9  New Accounting Standards
        ------------------------

In December 1997, the Accounting Standard Board Issued statement 3465, "Income Taxes", which establishes standards for the recognition, measurement, presentation and disclosure of income and refundable taxes. This statement is effective for fiscal years beginning on or after January 1, 2000. Adopting this standard will not have a material impact on the company's financial position, results of operations or cash flows.

In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard did not have a material impact on the company's financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardized the accounting for derivative instruments. SFAS is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Adopting this standard will not have a significant impact on the company's financial positions, results of operations or cash flows.

Note 10 Uncertainty Due to the Year 2000 Issue
        --------------------------------------

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers or other third parties, have been fully resolved.



Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                      PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth as of March 24, 2000, the name, age, position of the executive officers and directors of the Company, along with their date of appointment. The directors were appointed until the Company's next annual general meeting or until a successor is elected and qualifies to be a director of the Company:

Name             Age    Position/Office held          Appointed to Office
Allen Sewell     61     Director, President,         June 17, 1998
                        Treasurer
Graeme Sewell    33     Director                     January 18, 1999
                        Vice President of
                        Finance                      July 22, 1999
Negar Towfigh    27     Director                     February 16, 1999
                        Secretary                    July 22, 1999
Alan Crawford    45     Director                     March 10, 1999
Greg Burnett     38     Director                     March 10, 1999


Allen Sewell is Graeme Sewell's father

ALLEN SEWELL has held the following positions:

   - a director and president of Elk Slough Pipeline Co. since April 1981 which company has built and operates four gas wells and two oil wells in Kern, Yolo, and Solana Counties, California.
   -   a director and president of Brothers since May, 1997
   - a director of First Goldwater Resources Inc. (a company listed on the Canadian Venture Exchange) from May 26, 1998 to October 22, 1998, and then again from August 13, 1999 to present
   - a director of First Castle Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999
   - a director of First Harbour Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999
   - a director of First Tower Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999

GRAEME SEWELL has held the following positions:

   - a partner at First Place Capital Inc. ( a venture capital company) since March 1999
   - he was an investment advisor at Canaccord Capital Corporation from February 1, 1996 until November 1998
   - a sales assistant at Canaccord Capital Corporation from August 1, 1994 to January 1996
   - a director of First Castle Enterprises Inc. (a company listed on the Canadian Venture Exchange) since March 9, 1999
   - a director of First Harbour Enterprises Inc. (a company listed on the Canadian Venture Exchange) since March 9, 1999
   - a director of First Tower Enterprises Inc. (a company listed on the Canadian Venture Exchange) since March 9, 1999
   - a director of Rocraven Resources Ltd. (a company listed on the Canadian Venture Exchange) since October 20, 1999
   - a director of Braiden Resources Ltd. (a company listed on the Canadian Venture Exchange) since October 20, 1999

   - a director of Habanero Resources Inc. (a company listed on the Canadian Venture Exchange) since October 14, 1999
   - a director of Venture Pacific Development Corp. (a company listed on the OTCBB and Canadian Venture Exchange) since September 28, 1999
   - a director of First Goldwater Resources Inc. (a company listed on the Canadian Venture Exchange) since August 13, 1999

NEGAR TOWFIGH has worked at the following positions:
   -   a self-employed financial consultant since March 1999
   - a licensed sales assistant at Canaccord Capital from March 1998 to February 1999
   - a sales assistant at Nesbitt Burns, RBC Dominion and at Pacific International Securities Inc. from May 1995 to March 1998

ALAN CRAWFORD holds the following positions:
   - the founder of the TECHVEN FINANCE GROUP OF COMPANIES, doing business in Vancouver, Canada & Edinburgh, Scotland since 1991
   - a director and president of Camflo Resources Ltd. (a company listed on the Canadian Venture Exchange) since April 1997
   - a director of Ona Energy Corp. (listed on the Canadian Venture Exchange) from February 1999 to present
   - a director of Venture Pacific Development Corp. (a company listed on the OTCBB and Canadian Venture Exchange) since November 15, 1999
   - a director of First Tower Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999
   - a past director of Starfire Technologies International Inc. (listed on the Canadian Venture Exchange) from March 1999 to December 1999
   - a past director of Commercial Consolidators Corp. (listed on the Canadian Venture Exchange) from June 1998 to October 1999

GREG BURNETT has worked in the following positions:
   - president and director of Carob Management Ltd., (a private company) since November 1988
   - a director of Commercial Consolidators Corp. (listed on the Canadian Venture Exchange) from May 1998 to present and president from May 1998 to October 1999
   - president and director of Orko Gold Corporation (listed on the Canadian Venture Exchange) from March 1996 to present
   -   a director of Pender Capital Corporation (listed on the Canadian
       Venture Exchange) since November 1993 and president from November 1993 to February 1996
   - a director of Ocean Ventures Inc. (listed on the Canadian Venture Exchange) from August 1997 to present
   - a director of Camflo Resources Ltd. (listed on the Canadian Venture Exchange) since May 1998
   - a director of Starfire Technologies International Inc. (listed on the Canadian Venture Exchange) since January 1999
   - a director and Treasurer of East Asia Gold Corporation. (listed on the Canadian Dealing Network) since June 1994
   - a director of First Castle Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999
   - a director of First Harbour Enterprises Inc. (a company listed on the Canadian Venture Exchange) since April 8, 1999
   - a director and president of RAT International (Marketing) Ltd. (a company listed on the Canadian Venture Exchange) since September 1999

Item 10. Executive Compensation.
The following table summarizes the total compensation of the President and the other most highly compensated executive officers of the Company earning in excess of $100,000 for the fiscal year ended December 31, 1999:

--------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
                                            Long Term Compensation
--------------------------------------------------------------------------------
           Annual Compensation              Awards             Payouts
--------------------------------------------------------------------------------

Name and                                       Other      Restricted    Securities                       All
Principle                                     Annual         Stock      Underlying        LTIP          Other
Position                 Salary     Bonus   Compensation     Award(s)   Options/SARs     Payouts     Compensation
                   Year   ($)        ($)        ($)           ($)           (#)            ($)          ($)
-----------------------------------------------------------------------------------------------------------------
Allen Sewell
President          1999  40,000       Nil       Nil           Nil         200,000         Nil             Nil
Director
-----------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------
                               Option/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------
                                         Individual Grants
--------------------------------------------------------------------------------
                 Number of          % of Total
                 Securities         Options/SARs   Exercise
                 Underlying         Granted to     or Base
                 Options/SARs       Employees in   Price         Expiration
Name             Granted (#)        Fiscal Year    ($/Sh)        Date
--------------------------------------------------------------------------------
Allen Sewell     200,000               20%         $0.25/share    March 10, 2004
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
--------------------------------------------------------------------------------
                                          Number of          Value of
                                          Securities         Unexercised
                                          Underlying         In-the Money
                                          Options/SARs       Options/SARs
                 Shares                   at FY-end          at FY-end
                 Acquired    Value            (#)                 ($)
                    on       Realized      Exercisable/       Exercisable/
Name                (#)        ($)         Unexercisable      Unexercisable
--------------------------------------------------------------------------------
Allen Sewell      N/A         N/A          200,000 shares          Nil
                                           underlying
                                           unexercised
                                           options   Nil
                                           Nil exercisable
                                           /200,000
                                           unexercisable
--------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management.

--------------------------------------------------------------------------------
Title of Class     Name and                Amount and           Percent of Class
                   Address of              Nature of
                   Beneficial Owner        Beneficial Owner
--------------------------------------------------------------------------------
Common Shares      Allen Sewell            [2]700,000 Common         6.83%
                   (President, Director)
                   Box 31 Saturna Island
                   V0N 2Y0 Canada
--------------------------------------------------------------------------------
Common Shares      Graeme Sewell           [2]200,500 Common         1.96%
                   (Director)
                   153-3300 Capilano Rd.
                   North Vancouver, B.C.
                   V7R 4H8 Canada
--------------------------------------------------------------------------------
Common Shares      Negar Towfigh           [2]248,000 Common         2.42%
                   (Director)
                   1403 Chippendale Road
                   West Vancouver, B.C.
                   V7S 2N7 Canada
--------------------------------------------------------------------------------
Common Shares      Fraser River Bridge        600,000 Common         5.97%
                   Holdings Ltd.
                   2566 Westhill Drive
                   West Vancouver, B.C.
                   V7S 3B7 Canada
--------------------------------------------------------------------------------
Common Shares      Monica Clemiss             666,667 Common         6.64%
                   2238 West Keith Road
                   North Vancouver, B.C.
                   V7P 1Z3 Canada
--------------------------------------------------------------------------------
Common Shares      Tom Doyle                  668,167 Common         6.65%
                   4534 West 15th Avenue
                   Vancouver, B.C.
                   V6R 3B4 Canada
--------------------------------------------------------------------------------
Common Shares      CC Investments Ltd.        800,000 Common         7.96%
                   P.O. Box 1792 G 5th Floor
                   Anderson Squared Building
                   Grand Cayman Islands
                   West Indies
--------------------------------------------------------------------------------
Common Shares      Latour Trustees            995,000 Common         9.90%
                   (Jersey) Limited
                   P.O. Box 344
                   5 Old Street
                   St Helier JE4 8UZ
                   Jersey Channel Islands
--------------------------------------------------------------------------------
Common Shares      Phoenix International      995,000 Common         9.90%
                   Holding Corp.
                   303 - 1080 Howe Street
                   Vancouver, B.C.
                   V6T 2T6 Canada
--------------------------------------------------------------------------------
Common Shares      Prism Holdings             995,000 Common         9.90%
                   P.O. Box 150
                   Providnciales
                   Turks & Caicos Isles
--------------------------------------------------------------------------------
Common Shares      Steve Fabbro               995,000 Common         9.90%
                   806 Roschester Avenue
                   Coquitlam, B.C.
                   V6R 3B4 Canada
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Common Shares      Greg Burnett            [2]200,000 Common         1.95%
                   #903-456 Moberly Road
                   Vancouver, B.C.
                   V5Z 4L7 Canada
--------------------------------------------------------------------------------
Common Shares      Alan Crawford           [2]200,000 Common         1.95%
                   #6-1609 Balsam Street
                   Vancouver, B.C.
                   V6V 3L9 Canada
--------------------------------------------------------------------------------
Common Shares      Directors and
                   Officers as a
                   Group (five persons)    [3]1,548,500 Common      14.02%
--------------------------------------------------------------------------------


[1] Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

[2] This number includes options to purchase 200,000 shares at $0.25 per share.

[3] This number includes options to purchase 1,000,000 shares at $0.25 per share.

Item 12. Certain Relationships and Related Transactions.

The Company has entered into an agreement with Brothers, whose president is Allen Sewell. Graeme Sewell is Allen Sewell's son and Graeme Sewell's two children own shares in Brothers, a company owned and controlled by several members of the Sewell family. The directors of Brothers are Allen Sewell and Michael Sewell, Graeme Sewell's father and brother, respectively.

Brothers granted to the Company an option to earn 70% of Brothers' 10% working interest in certain oil and gas leases, options to lease and seismic options located on the Lands in Solano County California. As discussed, the Company has paid US$73,000 to Brothers pursuant to the Agreement which amount is equal to Brothers total land and seismic acquisition costs associated with the Lands.
The estimated land and seismic costs were US$83,000 at the time the Agreement was entered into. However, cost savings have been realized and the total land and seismic costs are in fact, US$73,000. The Company paid Brothers an additional US$61,546 to drill the test well Unforgiven #32-15. The estimated drilling costs were US$65,280, but the well cost was under-budget so the Company was refunded US$3,733.82

Allen Sewell and Graeme Sewell may be considered to be promoters of the Company.

Item 13. Exhibits.

--------------------------------------------------------------------------------
                    Securities Act Forms             Exchange Act Forms
--------------------------------------------------------------------------------
                    SB-2   S-2   S-3   S-4***  S-8   10-SB  8-K  10-QSB  10-KSB
--------------------------------------------------------------------------------
(27) Financial
     Data Schedule   X      X     X      X             X     X     X       X
--------------------------------------------------------------------------------

                                      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                  Newlands Oil & Gas Inc.
------------------                       ---------------------------
(Registrant)




By /s/ Graeme Sewell
  ------------------------------------------------
Graeme Sewell, Vice President of Finance, Director


Date        March 29, 2000
    ----------------------------------------------
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Allen Sewell
  ------------------------------------------------
Allen Sewell, President, Director, Treasurer


Date        March 29, 2000
    ----------------------------------------------


By /s/ Graeme Sewell
  ------------------------------------------------
Graeme Sewell, Vice President of Finance, Director


Date        March 29, 2000
  ------------------------------------------------