Form 10QSB
period 2000-03-31
NEWLANDS OIL & GAS INC
filed 2000-05-12
CIK 1066651

--------------------------
                                                             OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0416
                                                      --------------------------
                                                      Expires: May 31, 2000
                                                      --------------------------
                                                      Estimated average burden
                                                      hours per response: 9708.0
                                                      --------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000


[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                 to
                                      ----------------    ----------------------

            Commission file number    000-2631
                                  ----         ---------------------------------

                             NEWLANDS OIL & GAS INC.



Nevada                                          98-0197707
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



#300 - 750 West Pender Street, Vancouver, British Columbia     CANADA  V6C 2T7
(Address of principal executive offices)


(604)689-1180
(Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of April 30, 2000.

10,047,167
----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                             NEWLANDS OIL & GAS INC.

                              INDEX TO FORM 10-QSB

PART I                                                                      PAGE

        Item 1.   Financial Statements                                         1

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          5

PART II
        Item 1.   Legal Proceedings                                            7

        Item 2.   Changes in Securities                                        7

        Item 3.   Defaults Upon Senior Securities                              7

        Item 4.   Submission of Matters to a Vote of Securities Holders        7

        Item 5.   Other Information                                            7

        Item 6.   Exhibits and Reports on Form 8-K                             7

SIGNATURE PAGE                                                                 8

                                          PART I

                                   FINANCIAL INFORMATION

             The unaudited financial statements are attached hereto.

                             NEWLANDS OIL & GAS INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                      March 31, 2000 and December 31, 1999
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                     ASSETS
                                     ------
                                                     March 31,     December 31,
                                                       2000            1999
                                                       ----            ----
Current
     Cash                                            $   8,708       $   4,409
     Accounts receivable                                     -           3,734
                                                      --------         -------
                                                         8,708           8,143

Oil and gas property - Note 2                           73,000          73,000
                                                      --------         -------
                                                     $  81,708       $  81,143

                                   LIABILITIES
                                   -----------
Current
     Accounts payable                                $ 139,707       $ 120,431
     Loans payable                                      86,000          78,500
                                                      --------         -------
                                                       225,707         198,931
                                                      --------         -------

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------

Capital stock - Note 3                                 150,708         150,708

Deficit accumulated during the exploration stage      (294,707)       (268,496)
                                                      --------         -------
                                                      (143,999)       (117,788)
                                                      --------         -------
                                                     $  81,708       $  81,143
                                                      ========        ========

                             NEWLANDS OIL & GAS INC.
                         (An Exploration Stage Company)
                          STATEMENT OF LOSS AND DEFICIT
                    ACCUMULATED DURING THE EXPLORATION STAGE
            for the three month periods ended March 31, 2000 and 1999
   and for the period June 17, 1998 (Date of Incorporation) to March 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                                                 June 17, 1998
                                  Three months   Three months     (Date of
                                     ended          ended      Incorporation) to
                                    March 31,      March 31,       March 31,
                                      2000          1999             2000
                                      ----          ----             ----
Administrative Expenses
     Accounting and audit fees      $   1,870      $     500       $  14,667
     Consulting fees                   21,000          6,000         148,000
     Filing fees                          400              -           8,871
     Interest and bank charges             99            128             616
     Legal fees                         1,064          6,081          41,249
     Office and other                       -            104           5,598
     Rent                               1,605              -           5,762
     Transfer agent fees                  253          1,228           3,195
     Travel                                 -            669           1,240
                                     --------       --------       ---------
Net loss before other                  26,291         14,710         229,198
Other
     Exploration and development
        Expenses                            -              -          66,077
     Interest income                      (80)          (167)           (568)
                                     --------       --------       ---------

Net loss for the period                26,211         14,543        294,707

Deficit, beginning of the period      268,496         29,916              -
                                     --------       --------       ---------

Deficit, end of the period          $ 294,707      $  44,459      $ 294,707
                                     ========       ========       ========

Net loss per share                  $   0.003      $   0.004
                                     ========       ========

Weighted average number of
 shares  outstanding               10,047,167     10,047,167
                                   ==========     ==========

                             NEWLANDS OIL & GAS INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
            for the three month periods ended March 31, 2000 and 1999
   and for the period June 17, 1998 (Date of Incorporation) to March 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------

                                                                 June 17, 1998
                                  Three months   Three months     (Date of
                                     ended          ended      Incorporation) to
                                    March 31,      March 31,       March 31,
                                      2000          1999             2000
                                      ----          ----             ----
Cash Flows from (used in)
  Operating Activities
     Net loss for the period        $( 26,211)     $( 14,543)      $(294,707)

     Changes in non-cash working
      capital balances related to
      operations
     Accounts receivable                3,734              -               -
     Accounts payable                  19,276         10,247         139,707
     Loans payable                      7,500              -          86,000
                                     --------       --------       ---------
                                        4,299         (4,296)        (69,000)

Cash Flows from Financing Activity
     Issue of common shares                 -              -         150,708
                                     --------       --------       ---------

Cash Flows used in Investing Activity
     Oil and gas property                   -        (23,000)        (73,000)
                                     --------       --------       ---------

Net increase (decrease) in cash
 during the period                      4,299        (27,296)          8,708

Cash, beginning of the period           4,409         29,472               -
                                     --------       --------       ---------

Cash, end of the period             $   8,708      $   2,176       $   8,708
                                     ========       ========        ========

                             NEWLANDS OIL & GAS INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
    for the period June 17, 1998 (Date of Incorporation) to December 31, 1999
                  and for the three months ended March 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)
                             ----------------------


                                                        Deficit
                                                      Accumulated
                                        Additional     During the
                      Common Shares      Paid-in      Exploration
                      -------------
                      #     Par Value    Capital          Stage            Total
                   ------   ---------    -------          -----            -----

Shares issued
pursuant to
offering
memorandum       10,047,167 $ 10,047     $  140,661     $      -     $  150,708

Net loss for
the period                -        -              -       (29,916)      (29,916)
                 ----------  -------      ---------      ---------      -------

Balance, as
at December
31, 1998         10,047,167   10,047        140,661       (29,916)      120,792

Net loss for
the year                  -        -              -      (238,580)     (238,580)
                 ----------  -------      ---------      ---------      -------

Balance, as
at December
31, 1999        10,047,167    10,047        140,661      (268,496)     (117,788)

Net loss for
the period               -         -              -       (26,211)      (26,211)
                 ----------  -------      ---------        -------      -------

Balance, as
at March 31,
2000            10,047,167  $ 10,047     $  140,661     $(294,707)   $ (143,999)
                ==========   =======      =========      ========     =========

                             NEWLANDS OIL & GAS INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2000
                            (Stated in U.S. dollars)
                            (Unaudited - See Note 1)
                             ----------------------

Note 1   Interim Reporting
         -----------------

         These financial statements have not been audited or reviewed and have been prepared on a compilation basis only. Readers are cautioned that these statements may not be appropriate for their purposes. While the information presented in the accompanying interim three month financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. It is suggested that the financial statements be read in conjunction with the company's December 31, 1999 annual financial statements.

Note 2   Oil and Gas Project Costs
         -------------------------

         Pursuant to an exploration conveyance and assignment agreement with a related company, (related by virtue of common directors), the company may earn a 7% working interest in the Travis Oil and Gas project for total consideration of $73,000 (paid). The company is required to pay 10% of the costs for each test well drilled. If its does not pay it's portion within 15 days of a cash call, it will not have any right to the test wells nor will it have any right to an interest in any proposed development well for that prospect. The company can only participate in development wells by contributing to an initial test well in the prospect area.

Note 3   Capital Stock
         -------------

         Authorized:
         50,000,000 common shares, $0.001 par value
         1,000,000 preferred shares, $0.01 par value

Note 4   Uncertainty Due to the Year 2000 Issue
         --------------------------------------

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the company, including those related to customers, suppliers or other third parties, have been fully resolved.


     Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

         The company generated no revenues during the three month period ended March 31, 2000 and has recorded a net loss of $26,211 compared to a net loss of $14,543 for the three month period ended March 31, 1999.

         All losses are due to administrative costs of the company and to exploration expenses.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the company had a net worth of ($143,999) compared to a net worth of $106,249 at March 31, 1999. This decrease is primarily due to operating expenses of $189,103 for the twelve month period between March 31, 1999 and March 31, 2000. There was a working capital deficit of $216,999 at March 31, 2000 compared to a deficit of $11,751 at March 31, 1999.

STRATEGY, BUSINESS PLANS AND NEED FOR THE INFUSION OF CAPITAL

         Additional capital is needed to cover overhead expenses as well as continue the expected 1999/2000 exploration program. Various sources of financing, including the issuance of debt and equity securities are being investigated. There is no guarantee that the company will be successful in arranging the required financing.

                                     PART II.

                                OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS
     NONE
     ITEM 2.     CHANGES IN SECURITIES
     NONE
     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     NONE
     ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER
     NONE
     ITEM 5      OTHER INFORMATION
     NONE
     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
     NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the understanding, thereunto duly authorized.

Date:     May 10, 2000

NEWLANDS OIL & GAS INC.


By:  /s/     Allen Sewell                            Date:   May 10, 2000
     Allen Sewell/Principal Executive Officer



By:  /s/     Graeme Sewell                           Date:   May 10, 2000
     Graeme Sewell/Principal Financial Officer