Form 10QSB
period 2000-06-30
NEWLANDS OIL & GAS INC
filed 2000-09-20
CIK 1066651

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-26341

                      NEWLANDS OIL & GAS INC.
                      -----------------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                    98-0197707
-------------------------------           ----------
(State or other jurisdiction of           (IRS Employer
incorporation)                            Identification No.)

#300 - 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T7
--------------------------------------------------------------------------
              (Address of principal executive offices)

                             604-689-1180
                             ------------
                      (Issuer's telephone number)

   _______________________________________________________________
   (Former name, former address and former fiscal year if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
10,047,167 shares of Common Stock as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                  PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

The Company's un-audited financial statements for the six months ended June 30, 2000 are included with this Form 10-QSB. The un-audited financial statements for the six months ended June 30, 2000 include:

(a)   Consolidated Balance Sheet as of June 30, 2000 and
      December 31, 1999;
(b) Consolidated Statements of Loss and Deficit Accumulated During the Exploration Stage - six and three month periods ended June 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to June 30, 2000;
(c) Consolidated Statement of Cash Flows - six months ended June 30, 2000 and June 30, 1999 and for the period June 17, 1998 (Date of Incorporation) to June 30, 2000;
(d) Consolidated Statement of Changes in Shareholders' Equity - for the period June 17, 1998 (Date of Incorporation) to December 31, 1999 and for the six months ended June 30, 2000;
(e)   Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                     NEWLANDS OIL & GAS INC.
                 (An Exploration Stage Company)
                        BALANCE SHEETS
            June 30, 2000 and December 31, 1999
                    (Stated in US Dollars)
                         (Un-audited)


                            ASSETS
                            ------

                                          June 30,       December 31,
                                             2000               1999
                                       -----------      ------------
Current
  Cash                                 $     2,779      $      4,409
  Accounts receivable                            -             3,734
                                       -----------      ------------
                                             2,779             8,143


Oil and gas property - Note 2                    -            73,000
                                       -----------      ------------
                                       $     2,779      $     81,143
                                       ===========      ============

                          LIABILITIES
                          -----------
Current
  Accounts payable                     $   185,156      $    120,431
  Loans payable                             86,000            78,500
                                       -----------      ------------
                                           271,156           198,931
                                       -----------      ------------

                   STOCKHOLDERS' DEFICIENCY
                   ------------------------

Capital stock - Note 3                     150,708           150,708

Deficit accumulated during the
  exploration stage                       (419,085)         (268,496)
                                       -----------      ------------
                                          (268,377)         (117,788)
                                       -----------      ------------
                                       $     2,779      $     81,143
                                       ===========      ============


Subsequent Event - Note 4

APPROVED BY THE DIRECTORS:


/s/ Graeme Sewell , Director         /s/ Negar Towfigh , Director
------------------                   ------------------
                      SEE ACCOMPANYING NOTES

                       NEWLANDS OIL & GAS INC.
                   (An Exploration Stage Company)
                   STATEMENTS OF LOSS AND DEFICIT
                ACCUMULATED DURING THE EXPLORATION STAGE for the six and three month periods ended June 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to June 30, 2000
                       (Stated in US Dollars)
                             (Unaudited)




                                                                    June 17,
                                                                    1999 (Date
                         Three     Six        Three      Six        of Incor-
                         months    months     months     months     poration)
                         ended     ended      ended      ended      to
                         June 30,  June 30,   June 30,   June 30,   June 30,
                         2000      2000       1999       1999       2000
                         --------- ---------- ---------  ---------  ----------

Administrative expenses
  Accounting and audit  $    1,606 $    3,476 $   1,967  $   2,467 $   16,273
  Consulting fees           21,000     42,000     6,000     12,000    169,000
  Filing fees                  400        800         -          -      9,271
  Interest and bank
    Charges                    148        247        95        223        764
  Legal fees                 5,047      6,111    14,262     20,343     46,296
  Office                       117        117     1,086      1,190      5,715
  Rent                         456      2,061         -          -      6,218
  Transfer agent               720        973         -      1,511      3,915
  Travel                         -          -       283        669      1,240
                         --------- ---------- ---------  ---------  ----------
Net loss before other       29,494     55,785    23,693     38,403    258,692
Other
  Exploration and
    development expenses    21,960     21,960         -          -     88,037
  Write-off of oil and
    gas property            73,000     73,000         -          -     73,000
  Interest income              (76)      (156      (135)      (302)      (644)
                         --------- ---------- ---------  ---------  ----------
Net loss for the period    124,378    150,589    23,558     38,101    419,085
Deficit, beginning of
  the period               294,707    268,496    44,459     29,916          -
                         --------- ---------- ---------  ---------  ----------

Deficit, end of
  the period             $ 419,085 $  419,085 $  68,017  $  68,017  $  419,085
                         ========= ========== =========  =========  ==========

Net loss per share       $   0.012 $    0.015 $   0.002  $   0.004
                         ========= ========== =========  =========

Weighted average number
  of shares outstanding 10,047,167 10,047,167 10,047,167 10,047,167
                        ========== ========== ========== ==========


                           SEE ACCOMPANYING NOTES

                   NEWLANDS OIL & GAS INC.
               (An Exploration Stage Company)
                  STATEMENTS OF CASH FLOWS
   for the six month periods ended June 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to
                        June 30, 2000
                    (Stated in US Dollars)
                         (Un-audited)



                                                                  June 17,
                                                                  1999 (Date
                                    Six            Six            of Incor-
                                    months         months         poration)
                                    ended          ended          to
                                    June 30,       June 30,       June 30,
                                    2000           1999           2000
                                    ----------     ---------      ----------
Cash Flows from (used in)
 Operating Activities
  Net loss for the period          $  (150,589)   $  (38,101)    $  (419,085)
  Less:  item not involving
    cash:
    Write-off of oil and gas
      property                          73,000             -          73,000
  Changes in non-cash working
    capital balances related
    to operations
      Accounts receivable                3,734             -               -
      Accounts payable                  64,725        30,515         185,156
      Loans payable                      7,500        17,200          86,000
                                    ----------     ---------      ----------
                                        (1,630)        9,614         (74,929)
                                    ----------     ---------      ----------
Cash Flows from Financing Activity
  Issue of common shares                     -             -         150,708
                                    ----------     ---------      ----------
Cash Flows used in Investing
 Activity
  Oil and gas property                       -       (23,000)        (73,000)
                                    ----------     ---------      ----------

Net increase (decrease) in cash
 during the period                      (1,630)      (13,386)          2,779

Cash, beginning of the period            4,409        29,472               -
                                    ----------     ---------      ----------

Cash, end of the period             $    2,779     $  16,086      $    2,779
                                    ==========     =========      ==========

                           SEE ACCOMPANYING NOTES

                           NEWLANDS OIL & GAS INC.
                       (An Exploration Stage Company)
               STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
          for the period June 17, 1998 (Date of Incorporation) to
                              December 31, 1999
                and for the six months ended June 30, 2000
                            (Stated in US Dollars)
                                 (Unaudited)

                                                  Deficit
                                                  Accumulated
                                      Additional  During the
                     Common Shares    Paid-in     Exploration
                        #   Par Value Capital     Stage         Total
                ----------- --------- ----------  ------------ ----------
Shares issued
  pursuant to
  offering
  memorandum    10,047,167  $  10,047 $  140,661  $         -  $  150,708

Net loss for
  the period             -          -          -      (29,916)    (29,916)
                ----------- --------- ----------  ------------ ----------
Balance, as at
  December 31,
  1998          10,047,167     10,047    140,661      (29,916)    120,792

Net loss for
  the year               -          -          -     (238,580)   (238,580)
                ----------- --------- ----------  ------------ ----------
Balance, as at
  December 31,
  1999          10,047,167     10,047    140,661     (268,496)   (117,788)

Net loss for
  the period             -          -          -     (150,589)   (150,589)
                ----------- --------- ----------  ------------ ----------
Balance, as
  at June 30,
  2000          10,047,167  $  10,047 $  140,661  $ (419,085)  $ (268,377)
                =========== ========= ==========  ============ ==========

                            SEE ACCOMPANYING NOTES

                            NEWLANDS OIL & GAS INC.
                        (An Exploration Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                                 June 30, 2000
                            (Stated in U.S. dollars)
                                  (Un-audited)

Note 1    Interim Reporting
          -----------------

While the information presented in the accompanying interim six months financial statements is un-audited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 1999 annual audited financial statements.

Note 2    Oil and Gas Property Costs
          --------------------------

Pursuant to an exploration conveyance and assignment agreement with a related company, (related by virtue of common directors), the company may earn a 7% working interest in the Travis Oil and Gas project for total consideration of $73,000 (paid). The company is required to pay 10% of the costs for each test well drilled. As at June 30, 2000, the property was abandoned.

Note 3    Capital Stock - Note 4
          ----------------------

Authorized:
  50,000,000 common shares, $0.001 par value
  1,000,000 preferred shares, $0.01 par value


Note 4    Subsequent Event
          ----------------

Subsequent to June 30, 2000, the company issued 2,500,000 common shares at $0.10 per share pursuant to debt settlement agreements to settle $250,000 in debts included in accounts payable ($164,000) and loans payable ($86,000) at June 30, 2000.

Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

The company generated no revenues during the six month period ended June 30, 2000 and has recorded a net loss of $150,589 compared to a net loss of $38,101 for the six month period ended June 30, 1999.

All losses are due to administrative costs, exploration and development costs, and the write-off of the company's oil and gas property.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the company had a net worth of ($268,377) compared to a net worth of $82,691 at June
30, 1999. This decrease is primarily due to operating expenses and the write down of oil exploration expenses for the twelve-month period between June 30, 1999 and June 30, 2000. There was a working capital deficit of $268,377 at June 30, 2000 compared to a deficit of $35,309 at June 30, 1999.

STRATEGY, BUSINESS PLANS AND NEED FOR THE INFUSION OF CAPITAL

Additional capital is needed to cover overhead expenses. The company has dropped its mineral property and is in the process of seeking new acquisitions. Mr.
Allen Sewell resigned as President, Treasurer and
Director of the company on August 18, 2000 and on the same day Mr. Graeme Sewell, an existing director, was named interim President. On September 12, 2000 Mr.
Doug Yee was appointed President of the Company and has also joined the board of directors. Various sources of financing, including the issuance of debt and equity securities are being investigated. There is no guarantee that the company will be successful in arranging the required financing.

                           PART II.

                      OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

NONE

ITEM 2.    CHANGES IN SECURITIES

Subsequent to June 30, 2000, the company issued
2,500,000 common shares at $0.10 per share pursuant to debt settlement agreements to settle
$250,000 in debts.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER

NONE

ITEM 5     OTHER INFORMATION

NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K on September 5,
2000 relating to Item 5 therein announcing that the Company will not be exercising its option to proceed with the Travis oil and gas property located in Solano County, California. The Form
8-K also referred to Mr. Allen Sewell having resigned as President, Treasurer and Director of the company on August 18, 2000 and on the same day Mr. Graeme Sewell, an existing director, was named interim President.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September 20, 2000

NEWLANDS OIL & GAS INC.


      /s/ Negar Towfigh
By:   _________________________
      Negar Towfigh / Director

       /s/ Graeme Sewell
By:   _________________________
      Graeme Sewell / Director
                                                                5