Form 10QSB
period 2000-09-30
NEWLANDS OIL & GAS INC
filed 2000-11-07
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from                   to
                                    -----------------     -------------------

      Commission File Number                 0-26341
                             -------------------------------------------------

                            NEWLANDS OIL & GAS INC.
                   ---------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                      98-0197707
-------------------------------                  -------------------------------
(State or other jurisdiction of                       (IRS Employer
incorporation)                                      Identification No.)

        #515- 3440 Wilshire Boulevard, Los Angeles, California, USA 90010
        -----------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                    213-487-8000
                                    ------------
                            (Issuer's telephone number)
                            ---------------------------

  #300 - 750 West Pender Street, Vancouver, British Columbia, Canada V6C 2T7
  --------------------------------------------------------------------------
   (Former name, former address and former fiscal year if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,547,167 shares of Common Stock as
                                           ------------------------------------
of September 30, 2000.
----------------------

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL

Newlands Oil & Gas Inc.'s (the "Company's") un-audited financial statements for the nine months ended September 30, 2000 are included with this Form 10-QSB.
The un-audited financial statements for the nine months ended September 30, 2000 include:

(a)  Consolidated Balance Sheets as of September 30, 2000 and December 31,
     1999;
(b) Consolidated Statements of Loss and Deficit Accumulated During the Exploration Stage - nine and three month periods ended September 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to September 30, 2000;
(c) Consolidated Statements of Cash Flows - nine months ended September 30, 2000 and September 30, 1999 and for the period June 17, 1998 (Date of Incorporation) to September 30, 2000;
(d) Consolidated Statements of Changes in Shareholders' Equity - for the period June 17, 1998 (Date of Incorporation) to December 31, 1999 and for the nine months ended September 30, 2000;
(e)  Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                           NEWLANDS OIL & GAS INC.
                       (An Exploration Stage Company)
                               BALANCE SHEETS
                  September 30, 2000 and December 31, 1999
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------


                                  ASSETS
                                  ------
                                                   September 30,   December 31,
                                                       2000             1999
                                                       ----             ----
Current
   Cash                                             $       385     $     4,409
   Accounts receivable                                     -              3,734
                                                    -----------      ----------
                                                            385           8,143

Oil and gas property - Note 2                              -             73,000
                                                    -----------      ----------
                                                    $       385     $    81,143
                                                    ===========      ==========

                               LIABILITIES
                               -----------
Current
   Accounts payable                                 $    41,088     $   120,431
   Loans payable                                           -             78,500
                                                    -----------      ----------
                                                         41,088         198,931

                         STOCKHOLDERS' DEFICIENCY
                         ------------------------

Capital stock - Notes 3 and 4                           400,708         150,708

Deficit accumulated during the exploration stage       (441,411)       (268,496)
                                                    -----------      ----------
                                                        (40,703)       (117,788)
                                                    -----------      ----------
                                                    $       385     $    81,143
                                                    ===========      ==========


APPROVED BY THE DIRECTORS:




/s/ Douglas Yee            , Director     /s/ Negar Towfigh           , Director
---------------------------               ----------------------------

                              SEE ACCOMPANYING NOTES

                           NEWLANDS OIL & GAS INC.
                       (An Exploration Stage Company)
                       STATEMENTS OF LOSS AND DEFICIT
                 ACCUMULATED DURING THE EXPLORATION STAGE
   for the nine and three month periods ended September 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to September 30, 2000
                            (Stated in US Dollars)
                                  (Unaudited)
                                  -----------

                                  Three months           Nine months         Three months         Nine months         (Date of
                                      Ended                Ended                Ended                Ended        Incorporation) to
                                  September 30,          September 30,       September 30,        September 30,     September 30,
                                      2000                 2000                 1999                 1999                2000
                                      ----                 ----                 ----                 ----                ----
Administrative expenses
   Accounting and audit           $      1,872        $       5,348       $      1,525        $      3,992        $     18,145
   Consulting fees                      14,000               56,000             17,000              29,000             183,000
   Filing fees                             210                1,010              8,286               8,286               9,481
   Interest and bank charges                86                  333                207                 430                 850
   Legal fees                            4,074               10,185              5,547              25,890              50,370
   Office                                  619                  736              4,000               5,190               6,334
   Rent                                    678                2,739               -                   -                  6,896
   Transfer agent                          820                1,793                758               2,269               4,735
   Travel                                 -                    -                  -                    669               1,240
                                   -----------         ------------        -----------         -----------         -----------
Net loss before other                   22,359               78,144             37,323              75,726             281,051

Other
   Exploration and development
     expenses                             -                  21,960             65,280              65,280              88,037
   Write-off of oil and gas property      -                  73,000               -                   -                 73,000
   Interest income                         (33)                (189)              (129)               (431)               (677)
                                   -----------         ------------        -----------         -----------         -----------

Net loss for the period                 22,326              172,915            102,474             140,575             441,411
Deficit, beginning of the period       419,085              268,496             68,017              29,916                -
                                   -----------         ------------        -----------         -----------         -----------

Deficit, end of the period        $    441,411        $     441,411       $    170,491        $    170,491        $    441,411
                                   ===========         ============        ===========         ===========         ===========
Net loss per share                $      0.002        $       0.015       $      0.010        $     0.014
                                   ===========         ============        ===========         ===========

Weighted average number
of shares outstanding               11,297,167           11,297,167         10,047,167         10,047,167
                                   ===========         ============        ===========         ===========

                              SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                        (An Exploration Stage Company)
                            STATEMENTS OF CASH FLOWS
          for the nine month periods ended September 30, 2000 and 1999 and for the period June 17, 1998 (Date of Incorporation) to September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------


                                                                   June 17, 1998
                                   Nine months      Nine months     (Date of
                                      ended            ended      Incorporation)
                                                                        to
                                   September 30,    September 30,  September 30,
                                      2000              1999           2000
                                      ----              ----           ----

Cash Flows from (used in )
Operating Activities
   Net loss for the period         $   (172,915)   $   (140,575)   $   (441,411)
   Less: item not involving
       cash:
     Write-off of oil and
       gas property                      73,000            -             73,000
   Changes in non-cash
       working capital
       balances related
       to operations
   Accounts receivable                    3,734            -               -
   Accounts payable                     (79,343)         60,865          41,088
   Loans payable                        (78,500)         78,500            -
                                   ------------    ------------    ------------
                                       (254,024)         (1,210)       (327,323)
                                   ------------    ------------    ------------

Cash Flows from
  Financing Activity
   Issue of common shares               250,000            -            400,708
                                   ------------    ------------    ------------

Cash Flows used in
  Investing Activity
   Oil and gas property                    -            (23,000)        (73,000)
                                   ------------    ------------    ------------

Net increase (decrease)
 in cash during the period               (4,024)        (24,210)            385

Cash, beginning of the period             4,409          29,472            -
                                   ------------    ------------    ------------

Cash, end of the period           $         385   $       5,262   $         385
                                   ============    ============    ============

                              SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                        (An Exploration Stage Company)
                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
  for the period June 17, 1998 (Date of Incorporation) to December 31, 1999
               and for the nine months ended September 30, 2000
                             (Stated in US Dollars)
                                   (Unaudited)
                                   -----------

                                                                            Deficit
                                                                          Accumulated
                                                           Additional     During the
                                     Common Shares          Paid-in       Exploration
                                     -------------
                                    #       Par Value       Capital          Stage         Total
                                 ------     ---------       -------          -----         -----
Shares issued pursuant to
 offering memorandum - $0.015  10,047,167   $    10,047    $   140,661     $      -      $   150,708

Net loss for the period              -             -              -            (29,916)      (29,916)
                               ----------    ----------     ----------      ----------    ----------
Balance, December 31, 1998     10,047,167        10,047        140,661         (29,916)      120,792

Net loss for the year                -             -              -           (238,580)     (238,580)

Balance, December 31, 1999     10,047,167        10,047        140,661        (268,496)     (117,788)

Shares issued pursuant to
debt settlement agreements
 - $0.10                        2,500,000         2,500        247,500            -          250,000

Net loss for the period              -             -              -           (172,915)     (172,915)
                               ----------    ----------     ----------      ----------    ----------

Balance, September 30, 2000    12,547,167   $    12,547    $   388,161     $  (441,411)  $   (40,703)
                               ==========    ==========     ==========      ==========    ==========

                              SEE ACCOMPANYING NOTES

                             NEWLANDS OIL & GAS INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2000
                            (Stated in U.S. dollars)
                                  (Unaudited)
                                  -----------

Note 1   Interim Reporting
         -----------------

     While the information presented in the accompanying interim nine months financial statements is unaudited (except for as indicated in the Independent Accountants' Report), it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 1999 annual audited financial statements.

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

Note 3   Capital Stock - Note 4
         -------------

     Authorized:
     50,000,000 common shares, $0.001 par value
     1,000,000 preferred shares, $0.01 par value

Note 4   Subsequent Events
         -----------------

     By a distribution agreement dated November 6, 2000, Cyberbank Corp. ("Cyberbank"), a Seoul Korea corporation, granted the Company the exclusive right to market, distribute and sell Cyberbank's Cybird product in the United States and Canada. Cybird is a hand held device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol system. In consideration for this grant, the Company is obligated to issue 3,500,000 common shares to Cyberbank. As a condition of maintaining this right, the Company must purchase from Cyberbank, a minimum of 500,000 units of the product during the period from the effective date of the agreement to the later of December 31, 2001 or one year after approval of the Cybird by the US FCC (the 'Reference Date').

                             NEWLANDS OIL & GAS INC.
                        (An Exploration Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2000
                            (Stated in U.S. dollars)
                                  (Unaudited)
                                  -----------

Note 4   Subsequent Events - (continued)
         -----------------

     For each successive year after the Reference Date, the Company must purchase a minimum of 500,000 units of Cybird. The Company has also agreed to issue two binding purchase orders to Cyberbank for a total value of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totaling $23,300,000. The term of this agreement will continue until December 31, 2007 and will automatically renew from year to year.

     By a warrants agreement dated November 6, 2000, the Company has granted Cyberbank warrants to purchase 2,500,000 common shares of the Company at a price of $3.20 per share. These warrants are exercisable during the period from November 1, 2001 to December 31, 2001, subject to an extension if there is a dispute regarding the calculation of the Average Trading Price, as defined below. In addition, Cyberbank has granted to the Company warrants to purchase up to 35,789 of its common shares at a price of $223.54 per share. These warrants are exercisable during the same period as the warrants granted to Cyberbank by the Company and are subject to the approval of the directors of Cyberbank, such approval to be obtained no later than March 31, 2001.

     The ultimate number of Cyberbank warrants to be issued to the Company is to be determined based on the following:

     If the Average Trading Price of the Company's common shares is greater than or equal to $6.00 per share, 35,789 Cyberbank warrants will be issued;

     If the Average Trading Price of the Company's common shares is less than $6.00 per share, then the number of Cyberbank warrants shall be determined as follows:

     Number of Warrants = 35,789 Warrants x (Average Trading Price/ $6.00 per Share)

              The "Average Trading Price" of the Company's common shares means the average trading price of the common stock of the Company for the twenty trading days prior to November 1, 2001 determined based on the closing price on each trading day. For the purposes of this calculation, the closing price shall be that closing price that is quoted only from the Over-the-Counter Bulletin Board in the United States or NASDAQ.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included herein.

The Company generated no revenues during the nine month period ended September 30, 2000 and has recorded a net loss of $172,915 compared to a net loss of $140,575 for the nine month period ended September 30, 1999.

All losses are due to administrative costs, exploration and development costs, and the write-off of the Company's oil and gas property.


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a net worth of ($40,703) compared to a net worth of ($117,788) at December 31, 1999 and a net worth of ($19,783) at September 30, 1999. This decrease is primarily due to the settlement of $250,000 worth of debts by way of issuance of 2,500,000 common shares of the Company, offset by operating expenses and the write down of oil exploration expenses for the twelve-month period between September 30, 1999 and September 30, 2000. There was a working capital deficit of $40,703 at September 30, 2000 compared to a deficit of $190,788 at December 31, 1999 and a deficit of $137,783 at September 30, 1999.

STRATEGY, BUSINESS PLANS AND NEED FOR THE INFUSION OF CAPITAL

On July 7, 2000, the Board of Directors consented to $250,000 of the Company's debt being settled at a deemed price of $0.10 per share for the issuance of 2,500,000 restricted, common shares. The Company entered into eight (8) Debt Settlement Agreements on July 12, 2000 with nineteen (19) entities. On July 31, 2000, the Board of Directors authorized Allen Sewell (the Company President at the time) to sign a Treasury Order to issue 2,500,000 restricted, common shares at $0.10 per share, which were subsequently issued on August 3, 2000.

On August 16, 2000, the Board of Directors resolved that the Company would not exercise its option to proceed with the exploration and development of the Travis oil and gas property located in Solano County, California. The Company paid for its share of drilling costs for the first well, which resulted in a dry hole, and elected not to exercise its option to participate in further drilling. The option was non-transferable, therefore the Company did not sell its option, but instead let it expire. The Company will not be penalized for failing to exercise its option. A press release on this issue was released on August 18, 2000 and a Form 8-K was filed on September 5, 2000.

On November 6, 2000 the Company entered into a Distribution License Agreement with Cyberbank Corp. ("Cyberbank"), a corporation incorporated in the Republic of Korea. Cyberbank has developed a hand held device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol systems. The name for this device at the current time is the "Cybird".

Under the Distribution License Agreement, Cyberbank has agreed to grant to the Company an exclusive distribution license for the U.S. and Canada for Cyberbank's Cybird product, and future generations thereof, from the date of the agreement to December 31, 2007. As a condition of maintaining the distribution rights, the Company is required to maintain annual minimum sales of 500,000 units of the Cybird. Furthermore, the Company has committed to purchase 1,000 units (estimated at $800,000) within ten days of the date of the Distribution License Agreement and to purchase 35,000 units (estimated at $24.5 million) 30 days after relevant product testing under U.S. standards. In consideration for Cyberbank granting the distribution rights, the Company has agreed to issue 3,500,000 common shares of the Company to Cyberbank.

The total number of common shares of the Company at the successful conclusion of the Distribution License Agreement will be 16,047,167 of which Cyberbank's 3,500,000 million shares will represent slightly more than 21.8%. The agreement has been approved by the Company's Board of Directors

Also entered into on November 6, 2000 between the Company and Cyberbank was a Warrants Agreement. Pursuant to this agreement, the Company will issue warrants to Cyberbank to purchase 2,500,000 shares of common stock at an exercise price of $3.20 per share. Also pursuant to the Warrants Agreement, Cyberbank will issue warrants to the Company to purchase up to 35,789 shares of common stock of Cyberbank at an exercise price of $223.54 per share. The ultimate number of Cyberbank warrants to be issued to the Company is to be determined based on the following:

(A) If the Average Trading Price of Newlands common shares is greater than or equal to $6.00 per share, 35,789 Cyberbank warrants will be issued;

(B) If the Average Trading Price of Newlands common shares is less than $6.00 per share, then the number of Cyberbank warrants shall be determined as follows:
number Of Warrants = 35,789 Warrants x (Average Trading Price/ $6.00 per Share),

where the "Average Trading Price" of Newlands common shares means the average trading price of the common stock of Newlands for the twenty trading days prior to November 1, 2001 determined based on the closing price on each trading day.

For the purposes of this calculation, the closing price shall be that closing price that is quoted only from the Over-the-Counter Bulletin Board in the United States or NASDAQ.

The warrants are exercisable on November 1, 2001 through December 31, 2001, subject to extension if there is a dispute regarding the calculation of the Average Trading Price.

In addition, it is a condition of the Distribution License Agreement that nominees of Cyberbank will have been appointed to the board of directors of the Company by no later than February 28, 2001 and that the nominees will represent a minimum of 40% of the directors on the board of directors of the Company upon appointment and throughout the term of the Distribution License Agreement. If this condition is not met, Cyberbank may terminate the Distribution License Agreement which would adversely impact the Company's business.

The terms and conditions of the Distribution License Agreement and the Warrants Agreement were determined through arm's-length negotiations between the representatives of the Company and Cyberbank.

Additional capital is needed to cover overhead expenses and to fund the Distribution License Agreement with Cyberbank. Various sources of financing, including the issuance of debt and equity securities are being investigated. There is no guarantee that the Company will be successful in arranging the required financing.

                                      PART II.

                                 OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          NONE

ITEM 2.   CHANGES IN SECURITIES

          On August 3, 2000, the Company issued 2,500,000 restricted, common shares at $0.10 per share pursuant to debt settlement agreements to settle $250,000 in debts.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          NONE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDER

          NONE

ITEM 5.   OTHER INFORMATION

          NONE

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit 27.1 - Financial Data Schedule

  (b) Reports on Form 8-K: A report on Form 8-K was filed with the commission on September 5, 2000.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2000

NEWLANDS OIL & GAS INC.



By: /s/ Douglas Yee

   Douglas Yee / President, Treasurer & Director