Form 10KSB
period 2000-12-31
PC EPHONE INC
filed 2001-04-02
CIK 1066651

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-KSB


  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2000

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________________ to _____________
                       Commission file number ________________________________

                                PC-EPhone, Inc.
                       ---------------------------------
                         Name of Small Business Issuer

                            Nevada                                                      98-0197707
----------------------------------------------------------------------  -------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                Suite 515, 3440 Wilshire Blvd,
                   Los Angeles, California                                                   90010
----------------------------------------------------------------------  -------------------------------------------
           (Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number: (213) 487-8000
                           --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, $0.001 par value
                        -------------------------------
                               (Title of class)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  The issuer's revenues for the year ended December 31, 2000 were $872,000.

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001, based on the closing trading price of the day of $6.25 for the issuer's Common Shares, $0.001 par value (the "Common Shares") was $72,921,231.

  The number of shares outstanding of the issuer's common equity, as of February 28, 2001, were 16,122,167.

DESCRIPTION                                                                          PAGE

               PART I

Forward-Looking Statements                                                              3

Business                                                                                3

Properties                                                                             25

Legal Proceedings                                                                      25

Submission of Matters to a Vote of Securities Holders                                  25

               PART II

Market for Common Equity and Related Stockholder Matters                               27

Management's Discussion and Analysis of Financial Condition and Results of             28
Operations

Financial Statements                                                                 F-1

Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure                                                                             31

               PART III

Directors and Executive Officers of the Registrant; Compliance with Section 16(a)
of the Exchange Act                                                                    32

Executive Compensation                                                                 34

Security Ownership of Certain Beneficial Owners and Management                         34

Certain Relationships and Related Transactions                                         36

Exhibits and Reports on Form 8-K                                                       37

                                    PART I
Forward-Looking Statements

This Annual Report on Form 10-KSB includes "forward-looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements that may be deemed to have been made in this Form 10-KSB including, without limitation, statements under "Description of Business" and "Management's Discussion and Analysis or Plan of Operation", or that are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," or the negative or other variations therefor, or comparable terminology, are intended to identify forward-looking statements. Readers are directed to the discussion under "Risk Factors" herein for a presentation of various risks that could materially affect the Company's business and which could alter the actual outcome of any and all such forward-looking statements.

Description of Business

PC-EPhone, Inc. (the "Company") is a corporation organized under the laws of the State of Nevada. On June 17, 1998, the Company was incorporated under the name "Newlands Oil & Gas Inc." The name of the Company was changed to "PC-EPhone, Inc." on December 15, 2000.

The Company was originally organized to explore and develop oil and gas properties in California. By agreement (the "Agreement") dated March 1, 1999 between the Company and Brothers Oil & Gas Inc. ("Brothers"), the Company had an option to earn 70% of Brothers' 10% working interest in certain oil and gas leases, options to lease and seismic options located on the Travis 3D Seismic Project located in Solano County, California (the "Lands"). The Company paid $73,000 to Brothers pursuant to the Agreement which amount is equal to Brothers' total land and seismic acquisition costs associated with the Lands. The estimated land and seismic costs were $83,000 at the time the Agreement was entered into. However, cost savings were realized and the total land and seismic costs were in fact, $73,000. The Company subsequently paid Brothers $83,506 to drill wells on the property.

Under the terms of the Agreement, the Company was required to pay 10% of the cost of each test well drilled. If the Company elected not to pay this amount within 15 days of a cash call, then the Company would not have rights to any test wells or development wells drilled on that prospect. The Company could only participate in development wells on a prospect by contributing 10% of the costs of drilling an initial test well on that prospect. The Company's option was not assignable without the written permission of Brothers.

On August 18, 2000, the Company decided not to exercise its option on the Lands and abandoned the oil and gas exploration business, at which time it began to pursue the opportunities related to PC-EPhone.

By a distribution agreement (the "Distribution Agreement") dated November 6, 2000, the Company's wholly own Bermuda subsidiary, PC-EPhone Ltd. ("PC-EPhone Ltd.") was granted certain distribution rights by Cyberbank Corp. ("Cyberbank"), a corporation incorporated in the Republic of Korea. Cyberbank has developed a handheld device/terminal, named the "PC-EPhone" that can be used to perform multiple functions on a Code Division Multiple Access ("CDMA") or other wireless application protocol system.

The Company intends to market and sell PC-EPhone units throughout Canada and the United States pursuant to the Distribution Agreement. The Company intends to negotiate additional distributions rights with Cyberbank in the foreseeable future. The Company, through PC-EPhone Ltd., has signed a sub-distribution agreement with FutureCom Global, Inc. ("FutureCom"), a private Nevada corporation in the business of development, distribution and servicing of telecommunications products and services with an emphasis on the wireless market. The Company, in conjunction with FutureCom, plans to actively promote and market the PC-EPhone throughout the United States and Canada.

Product

The PC-EPhone is a wireless handheld device developed by Cyberbank that combines the features of a hand-held computer, with wireless Internet access, a cellular phone, and a personal digital assistant.

Cyberbank built the original prototype of the PC-EPhone in late 1999. Cyberbank has continuously developed and refined the PC-EPhone and completed development of a functional version of the PC-EPhone during the year 2000. Cyberbank's research and development department has continually improved and enhanced the PC-EPhone. New features and innovative enhancements are expected to be introduced regularly.

The PC-EPhone is the Company's only product at this time. As a practical and convenient device, the PC-EPhone offers all of the features of a hand-held computer with the flexibility of voice communication. The PC-EPhone's principal features are as follows:

     1.  Hand-held personal computer;
     2.  Mobile telecommunication equipped for both voice and data;
     3.  Bluetooth technology for wireless communication;
     4.  Mobile Internet and E-commerce enabled;
     5.  Four inch (4") color TFT LCD with touch screen capability; and
     6.  Multimedia functions with Mpeg and MP3 (video and audio streaming).

The PC-EPhone is a "multi" product with a broad array of functions, including the following:

--------------------------------------------------------------------------------
Personal Computer              .  Pocket Word
                               .  Address Book
                               .  Scheduler
                               .  Memo
                               .  Recorder
                               .  MS Pocket Office installable
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Mobile Phone                   .  Built-in Microphone and Speaker
                               .  Head Set Communication
                               .  Data Communication Including SMS
                               .  Wireless Communication with a Stylus Handset
--------------------------------------------------------------------------------
Wireless Internet              .  Direct Web Surfing (IE 4.0 CE)
                               .  Internet Mail (SMTP/POP, IMAP)
                               .  Chat Line Capabilities
                               .  Tel Net Capabilities
--------------------------------------------------------------------------------
Multimedia & others            .  Gaming
                               .  MP3 Player
                               .  MPEG Video
                               .  Handwriting Recognition
                               .  Hand-held Navigation System (GPS)
                               .  Cyber Stock Trading and Banking
                               .  Compact Flash Memory
--------------------------------------------------------------------------------

New Products & Features

Cyberbank intends to continue to upgrade and refine the PC-EPhone. Cyberbank has advised the Company that the PC-EPhone is expected to have the following additional features available in the near future:

--------------------------------------------------------------------------------
Other Plug-ins and Add-on      .  Wireless Payment System
Functions                      .  Video phone (video conferencing)
                               .  Web phone
                               .  Digital camera
                               .  Bar code scanner
                               .  Wireless printer
                               .  Hard disk
                               .  Plug & talk for GSM or CDMA module

--------------------------------------------------------------------------------


Distribution

Under the Distribution Agreement, Cyberbank granted to the Company, through PC-EPhone Ltd., an exclusive distribution license to market, sell and distribute the PC-EPhone within the United States and Canada, as well as non-exclusive distribution rights outside of the United States and Canada. The term of the Distribution Agreement will expire on December 31, 2007, subject to the Company meeting certain performance requirements established thereunder.

The Company is required to purchase a minimum of 500,000 PC-EPhone units by the later of December 31, 2001 and the date that is one year from the date that the PC-EPhone is approved by the Federal Communications Commission ("FCC") for retail sale in the United States. Thereafter, the Company will be required to purchase an annual minimum of 500,000 units of the PC-EPhone product from Cyberbank. As of March 22, 2001, the FCC has not yet approved the PC-EPhone for sale in the United States.

Pursuant to the Distribution Agreement, the Company made an initial purchase of 1,000 PC-EPhones in late 2000. The Company was obligated pursuant to the Distribution Agreement to purchase 35,000 PC-EPhone units within 7 days after the receipt of the initial shipment of

1,000 PC-EPhones. The Distribution Agreement allows for termination by Cyberbank should the Company fail to meet defined minimum purchase requirements. If Cyberbank were to terminate the Distribution Agreement, the Company would have no further rights to market, sell or distribute the PC-EPhone. However, in light of the ongoing FCC approval process, the Company and Cyberbank executed a letter agreement dated February 8, 2001, pursuant to which, Cyberbank waived and/or deferred certain requirements imposed by the Distribution Agreement, described in further detail below.

In consideration for the rights acquired, the Company, through PC-EPhone Ltd., issued 3,500,000 shares of its Common Shares, par value $ 0.001 (the "Common Shares") to Cyberbank pursuant to the Distribution Agreement. The Company also agreed to use its best efforts to nominate two candidates put forth by Cyberbank to its Board of Directors in the near future. In the event that such conditions are not met and maintained, Cyberbank may terminate the Distribution Agreement, and in such case the Company would have no further rights with respect to the PC-EPhone.

On March 29, 2001, the Board of Directors of the Company appointed two nominees put forth by Cyberbank to sit on the Board. If the shareholders fail to approve such directors at the Company's annual meeting, Cyberbank could terminate the Distribution Agreement.

Effective November 15, 2000, the Company, through PC-EPhone Ltd., entered into a subdistributor agreement (the "Subdistributor Agreement") with FutureCom. FutureCom is in the business of developing, distributing and servicing telecommunications products with an emphasis on the wireless market. The Subdistributor Agreement authorizes FutureCom to market and distribute the PC-EPhone and use the PC-EPhone trademark within the territory of Canada and the United States in consideration for FutureCom's commitment to purchase certain minimum quantities of PC-EPhones.

On February 8, 2001 the Company and Cyberbank executed a letter agreement pursuant to which Cyberbank waived and/or deferred the certain of the Company's obligations, including the Company's obligation to purchase 35,000 PC-EPhone units within 7 days of receipt of the initial 1,000 PC-EPhone units (as discussed above), until fifteen (15) business days subsequent to Cyberbank having obtained final written approval from the FCC and the delivery of evidence of such approval to the Company.

On February 9, 2001 the Company, Cyberbank and FutureCom entered into a tri-party agreement (the "Tri-Party Agreement") that clarified some of the terms of the contractual relationships among the three companies. The Tri-Party Agreement calls for a purchase order supported by a standby letter of credit to be issued at least 3 months prior to the shipment dates of PC-EPhone units to be ordered.

FutureCom is currently in negotiations to establish one or more letters of credit in order to fulfill its obligations under the Subdistributor and Tri-Party Agreements, however no such letters of credit have been established to date. There can be no assurances that such letters of credit can or will be established.

Establishment of Distribution Networks

The Company and FutureCom expect to actively promote and market the PC-EPhone throughout the United States and Canada. The intention is to focus sales efforts on the following types of customers in order to establish distribution networks for the PC-EPhone:

     1.   Wireless Network Providers
     2.   Major Retail Distributors
     3.   Wholesale Distributors

Wireless Network Providers: With respect to the PC-EPhones' wireless communications capabilities, the Company expects to target companies such as Verizon Wireless, Sprint, AT&T Wireless, MCI, Airtouch, Telus Mobility, Bell Mobility, and others who offer retail wireless products in connection with provision of wireless access services.

Major Retail Distributors: Since the PC-EPhone is a multi-function wireless convergence device, the Company will also focus on major retail distributors who specialize in electronics products. Target companies in this category include Radio Shack, Best Buy, Future Shop, and London Drugs.

Wholesale Distributors: The features of the PC-EPhone present an innovative product for companies with a focus on retail electronics products. There are numerous independent retailers of computers and phones who source their products from wholesalers. The Company expects to target wholesalers who sell computers and phones to these independent retailers.

In addition to the foregoing traditional distribution channels, the Company also expects to pursue online marketing programs. As a sales and marketing strategy, the Company may offer various promotions for initial customers who purchase the PC-EPhone. The Company expects to actively participate in marketing and promotion efforts regarding brand development and end-user interest in the PC-EPhone.

Industry Overview

The Company believes that there are currently no other products or devices on the market that combine all of the features and functionality of the PC-EPhone. The PC-EPhone combines features of a handheld computer, mobile telephone, wireless messaging device, and a personal digital assistant ("PDA"), with wireless multimedia and Internet graphic Web browsing capability. The PC-EPhone crosses established product and industry category lines that have traditionally divided such products as computers, mobile phones and PDAs. The Company believes that the PC-EPhone can compete directly and indirectly with a substantial number of products now on the market, such as mobile phones, wireless Internet and other handheld computers and devices.

The Company believes that the prototypical end-user of the PC-EPhone will be the same type of individual who has use for a high-end PDA with wireless Internet capability: a busy professional who has become increasingly mobile. The Company further believes that these individuals are seeking increasingly efficient ways to access, communicate and manage, critical personal and professional information.

Many of these professionals used conventional paper-based organizers and, later, stand-alone electronic pocket organizers or portable computers to accomplish these tasks: early tools were met with mixed success, were often cumbersome and offered limited functionality.

The introduction of the first PDAs ushered in a new market for handheld devices that offered users a combination of simplicity and functionality. Innovations in design, synchronization technology, user interface, programmability, and battery power management soon followed. These devices have evolved into convenient productivity tools significantly accelerating hand-held user demand.

The emergence of technologies enabling wireless access to the Internet and enterprise data is again transforming the handheld device industry. The Internet has become an important way for consumers and professionals to access personal and business information, communicate with peers and access services. The Company believes that wireless access to Internet content and enterprise data will make handheld computing devices increasingly valuable to users. This value proposition is driving a variety of handheld information appliance manufacturers to add Internet connectivity features to products such as mobile phones.

With the PC-EPhone, the Company believes that it will introduce into the U.S. and Canadian markets, a highly sophisticated and functional combination handheld communications and productivity device. The Company is not aware of any other product on the market today that provides the same combination of features as the PC-EPhone.

The Company believes that continued technological innovations that address end-user needs will be a critical component of industry-wide growth. Technological advances have led to significant reductions in size and weight of most analogous products, not to mention improvements in battery life, reliability and storage capacity. Third-party developers, who create software applications and complementary accessories, supplement manufacturers' innovations and allow end-users to customize and enhance their respective devices. The Company expects to benefit from such third-party developers creation and innovative software and accessory products to complement the PC-EPhone which may attract new users and encourage device upgrades.

Competition

The PC-EPhone will cross current competitive category product lines, combining features of PDAs, mobile phones, wireless Internet access devices, and hand-held computers. The Company believes that it is reasonably well-positioned to compete favorably with currently available products in each of these markets. The market for such products is highly competitive. Most of the Company's competitors or potential competitors have significantly greater financial, technical and marketing resources than does the Company. In addition, in many cases these competitors do not rely on outside organizations for product development, and they may be able to respond more rapidly to new or emerging technologies or changes in customer requirements than is the Company. They may also devote greater resources to the development, promotion and sale of their products than does the Company.

The Company projects that the PC-EPhone will compete with a variety of handheld devices, including pen and keyboard based devices, mobile phones, sub-notebook computers, personal and hand-held computers, as well as PDAs and wireless messaging systems. The Company believes its principal competitors will include Palm, Inc., Casio, Compaq, Kyocera, Hewlett-Packard, Nokia, Psion, Sharp, Ericsson, Motorola, Samsung, Siemens and Visor Handspring. In addition other companies may develop products similar to the PC-EPhone in the near future.

The Company also believes that the principal competitive factors impacting the market for the PC-EPhone will include functionality, features, operating system performance, styling, availability, brand and price. In addition, the Company is dependent on suppliers such as Microsoft for the PC-EPhone operating system and the development of third-party applications that will appeal to end-users. Few if any of these factors fall within the Company's direct control given its dependence on Cyberbank for ongoing product development.

The Company expects the PC-EPhone will compete with a variety of alternative devices, technologies and services. Mobile phone manufacturers and service providers including Nokia, Motorola and Sprint have recently introduced mobile phones that offer Internet connectivity. The Company expects that the trend toward integrating Internet connectivity into combination hand-held devices will continue to accelerate as industry standards emerge.

The worldwide market for PDAs is anticipated to increase based on the following factors:

     .    The number of domestic mobile internet users is anticipated to increase due to the increased sales of mobile internet devices and the advent of various mobile internet contents providers.

     .    23% of world mobile phone users have expressed their intention to purchase a new mobile internet device for mobile data use within 5 years (ARC Group Report).

     .    70% of mobile internet devices are forecasted to be subsidized in whole or in part (Gartner Group, Itxpo2000 Report).

Certain products that are already available on the worldwide market have certain features that could compete with the PC-EPhone. However, a comparison of recently reported comparables in the table below indicates that none of them currently match the combination of features of the PC-EPhone:

                             Performance Comparison
                             ----------------------

-------------- --------------------- ---------------------- --------------------- ---------------------
    Item        PC-EPHONE                  Palm VIIx             Compaq iPAQ         HP Jornada 540
-------------- --------------------- ---------------------- --------------------- ---------------------
Product         PDA   +    CDMA   +   PDA + Wireless         PDA                   PDA
Concept         Bluetooth             Modem (Data only)
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Voice           Yes                   No                     No                    No
Communication
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Wireless                                                     Limited (possible     Limited (possible
Data            Yes                   Yes                    when connected        when connected
Communication                                                with cell phone)      with cell phone)
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Wireless                                                     Limited (possible     Limited (possible
Internet        Yes (Unlimited)       Yes (Limited to        when connected        when connected
Access                                text)                  with cell phone)      with cell phone)
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
CPU             206 MHz RISC chip                            206 MHz RISC chip
                (Intel `Strong        Low CPU speed          (Intel `Strong        133MHz Hitachi SH3
                Arm' 1110)                                   Arm' 1110)
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Memory          32MB Flash Memory     8MB storage capacity   16MB ROM              16MB ROM
                32MB RAM                                     32MB RAM              16MB RAM
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Display         640x480 resolution                           240x320 resolution
                4" 256 Color TFT                             2.26x3.02" color      240x320 resolution
                LCD Touch screen      Mono backlit display   TFT LCD               Color TFT LCD
                                                             Touch screen          Touch screen
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Interface       CDMA (MSM3000 chip)
                IrDA / Bluetooth      IrDA                   IrDA                  IrDA
                CompactFlash slot     Wireless Modem         CompactFlash slot     CompactFlash slot
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Operating       Windows CE 3.00       Palm OS 3.5            Windows Powered      MS Windows for
System                                                       Pocket PC S/W         Pocket PC
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Built-in        Serial port                                                        Serial port, USB
                (RS-232C)             Built-in connector     USB & Serial port     cradle
                Microphone, Speaker   to attach expansion    Microphone, Speaker   Microphone, Speaker
                Audio out jack        devices                Audio out jack        Audio out jack
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Power           Lithium ion
                rechargeable                                                       Lithium ion
                battery               2 AAA batteries       Lithium Polymer        rechargeable
                (PDA 4H, Phone 6H,    last 2 to 4 weeks                            battery
                Standby time 60H)                                                  8 hours
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Size            127H  x  102W x 22D
                (mm)
                                      133H x  82.5W  x 19D   129.7H  x  83.3W  x   130H  x  78W  x 16D
                Bluetooth Hand        (mm)                   15.7D (mm)            (mm)
                set:  120H  x 20W x
                13.4D
-------------- --------------------- ---------------------- --------------------- ---------------------
-------------- --------------------- ---------------------- --------------------- ---------------------
Weight          299 grams with        190 grams with         178 grams with        260 grams with
                battery               batteries              battery               battery
-------------- --------------------- ---------------------- --------------------- ---------------------

The Company is aware of competitive forces and plans to compete with them through an aggressive marketing and distribution program. To date the Company has not made any commercial sales of the PC-EPhone and may not do so until approval is obtained from the FCC, and Industry Canada. See "Regulation" below. The Company expects to be able to compete effectively in the market after such approval is granted, however, there can be no assurance in this regard.

Suppliers

Cyberbank is the Company's sole supplier of PC-EPhones.

Patent/Trademark Information

The Company is in the process of trademarking the "PC-EPhone" brand name. An application has been filed to trademark the "PC-EPhone" brand name in Canada, and the Company is preparing to file a trademark application for the "PC-EPhone" brand name in the United States. There is no guarantee that the Company will be granted a trademark.

The Company is reliant on Cyberbank for protection of any and all patent-related intellectual property rights with respect to the PC-EPhone.

Regulation

Users of two-way radios are regulated by a variety of governmental and other regulatory agencies throughout the world. In the United States, users of two-way radios are licensed by the Federal Communication Commission ("FCC"), which has broad authority to make rules and regulations and prescribe restrictions and conditions to carry out the provisions of the Communications Act of 1934. The FCC's authority includes, among other things, the power to classify radio stations, prescribe the nature of the service to be rendered by each class of station, assign frequencies to the various classes of stations and regulate the kinds of equipment that may be used. Industry Canada, which regulates the communications industry in Canada, has similar authority. The Company's business and results will initially depend on the approval by the FCC and Industry Canada of the PC-EPhone for sale in their respective jurisdictions. However, the Company's business and results could also be affected by rules and regulations adopted by the FCC and/or Industry Canada from time to time in the future. In addition, the overall growth and results of the two-way radio communications industry may be affected by the regulations of the FCC and/or Industry Canada relating to the allocation of frequencies for land mobile communications users, especially in urban areas where such frequencies are heavily used.

In late January 2001, Cyberbank filed an application with the FCC with respect to the sale of PC-EPhones in the United States. The Company expects that the FCC will approve the PC-EPhone for sale in the United States in the near future, however there can be no assurance that such approval will be obtained.

The PC-EPhone will likewise require approval by Industry Canada prior to its sale in Canada. The Company expects to file an application for approval of the PC-EPhone with Industry Canada following approval by the FCC. The Company expects that Industry Canada will approve the PC-EPhone for sale in the Canada in the near future, however there can be no assurance that such approval will be obtained.

Research & Development

To date, the Company has not borne any of the costs associated with the research and development of the PC-EPhone, as such costs have been paid by Cyberbank.
The Company does not expect to incur any direct costs with respect to PC-EPhone research and development during the foreseeable future, however there can be no assurance in this regard.

Employees

The Company currently has no full-time employees. The Company has several management consultants that render administrative, managerial, and marketing services to the Company.

Risk Factors

Limited Operating History. The Company was incorporated under the laws of Nevada on June 17, 1998, and therefore has a limited operating history. From incorporation through August 18, 2000, it was an oil and gas exploration and development company. It has only been a telecommunications distribution company since November 2000. The Company's chances of financial and operational success are subject to the risks, uncertainties, expenses, delays and difficulties associated with starting a new business in a highly competitive field, many of which may be beyond the Company's control. The Company's future financial results will depend primarily on its ability to distribute the PC-EPhone and meet the requirements of the Distribution Agreement with Cyberbank. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from operating activities in the future. The revenue and income potential of the Company's products and business are unproven. The Company cannot predict the viability of the PC-EPhone in the market. Failure by the Company to sell PC-EPhones in adequate numbers and/or failure to overcome startup risks, uncertainties, expenses, delays and difficulties could materially and adversely affect the business, financial condition and results of operations of the Company.

The Company will be Wholly Dependent on Cyberbank to Supply it with PC-EPhones. The Company depends on Cyberbank to supply it with PC-EPhone units in sufficient quantities, on a timely basis and at satisfactory quality levels. Cyberbank intends to either manufacture the PC-EPhones units, or sub-contract such manufacturing processes to sub-manufacturers. If Cyberbank fails to supply the Company with a reliable product or to produce such product in adequate numbers on a timely basis, the Company's reputation would suffer which would adversely affect sales and therefore materially and adversely affect the business, financial condition and results of operations of the Company.

The Market for Handheld Wireless Computing and Communication Devices such as the PC-EPhone is Characterized by Rapid Technological Change and Evolving Industry Standards. The Company will be Wholly Dependent on Cyberbank to Modify and Improve the PC-EPhone. The market in which the PC-EPhone is expected to compete is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product introductions. The Company will be wholly dependent on Cyberbank to modify and/or improve the PC-EPhone in response to changes in technology or industry standards. In the absence of the successful and timely implementation of such modifications and improvements, the PC-EPhone could rapidly become less competitive or even obsolete. The Company's future success will depend, in part, on Cyberbank's ability to:

     .  use leading technologies effectively;

     .  continue to develop technical expertise;

     .  enhance the PC-EPhone;

     . influence and respond to emerging industry standards and other technological changes.

        The Company will depend on Cyberbank's timely and cost effective responses to changing technology and industry standards. Cyberbank may not be successful in effectively using new technologies, developing new products or enhancing the PC-EPhone on a timely and cost effective basis. Cyberbank's pursuit of necessary technology may require substantial time and expense, and may require the licensing of new technologies to respond to technological change. Such licenses might not be available on acceptable terms for the Company and/or Cyberbank. In addition Cyberbank may not succeed in adapting the PC-EPhone to new technologies as they emerge.

The Company Currently Depends on Cyberbank to Develop New, Innovative and Commercially Viable Products. Failure by Cyberbank to Develop such Products, could Decrease Demand for the PC-EPhone. The Company expects that Cyberbank will develop additional and complementary products in the future, in connection with the PC-EPhone. The Company currently has no plans to utilize other suppliers for new products, and would enjoy no advantages in any efforts to seek out and develop relationships with other suppliers. Failure by Cyberbank to provide the Company with an ongoing line of new, innovative, and commercially viable products in the future could damage the Company's credibility and decrease consumer interest in and sales of the PC-EPhone.

If Popular Applications are not Developed for the PC-EPhone, Demand for the PC-EPhone could be Limited. To differentiate the Company's products from those of competitors in the future, and attract large numbers of consumer purchasers for the PC-EPhone in the future, the Company believes that third parties will need to develop compelling software applications for the PC-EPhone. There can be no assurances that the Company will be able to attract such third-party application developers in the near future, because of the unproven nature of the PC-EPhone within the industry or for technological or other reasons.

If such applications are not developed, demand for the PC-EPhone may materially diminish, thus adversely affecting the business, financial condition and results of operations of the Company.

The Price and the Unique, Complex and Comprehensive Design of the PC-EPhone may not be Accepted by Consumers. The perceived value of the PC-EPhone is based on the Company's unproven expectation that the PC-EPhone's unique, complex and comprehensive design, and relatively high target retail price point when compared with other currently available handheld devices with similar features, will prove popular with consumers. There can be no assurances that consumers will prefer the PC-EPhone to other competing products currently on the market, or that may be introduced from time to time in the future, or that consumers will purchase the PC-EPhone in sufficient quantities to sustain the Company's business. Failure to achieve adequate sales of the PC-EPhone, would materially and adversely affect the business, financial condition and results of operations of the Company,

Failure to Accurately Anticipate Demand for the PC-EPhone could result in the Company's Inability to Secure Sufficient Quantities of the PC-EPhone or in Excess Inventory. Because the Company has no operating history in this business sector, and has not begun selling the PC-EPhone, there is very little information about demand for the PC-EPhone. The Company believes demand of the PC-EPhone will depend on many factors and that it will be difficult to forecast. Significant unanticipated fluctuations in demand could cause problems in the Company's and its suppliers operations. If demand does not develop as expected, the Company could find itself with significant excess inventory resulting from its obligation under the Distribution Agreement. If demand exceeds the Company's expectations, Cyberbank and/or its sub-manufacturers will need to rapidly increase production, and there can be no assurances that this will be possible. Cyberbank's suppliers will also need to provide additional volumes of components, which may not be possible within required timeframes. Even if Cyberbank and/or its sub-manufacturers are able to obtain enough components, they might not be able to produce adequate PC-EPhones to meet market demands. The inability of Cyberbank, its sub-manufacturers and/or its suppliers to increase production rapidly enough, could cause the Company to fail to meet customer demand and damage the Company's reputation. In addition, rapid increases in production levels to meet unanticipated demand could result in higher costs for manufacturing and supply of components and other expenses. These higher costs might ultimately be passed on to the Company and could adversely affect its profit margins.

The Company Will Rely on Third Parties for Repair Services and Technical Support. The Company's Reputation and Results of Operations could be Harmed by its Inability to Control Such Third Party's Operations. The Company expects to rely on third parties to repair units and provide technical support. If such repair services or technical support services are interrupted or experience quality problems, the Company's ability to meet customer demands would be harmed, causing a loss of revenue and harm to the Company's reputation.
Although the Company will have the ability to add new service providers or replace existing ones, transition difficulties and lead times involved in developing additional or new third party relationships could cause interruptions in services and harm the Company's business.

Fluctuation in Quarterly Revenues and Operating Results Might Lead to Reduced Prices for the Company's Stock. Given the Company's lack of operating history, prospective investors in the Company's securities should not rely on quarter-to-quarter comparisons of the Company's results of operations as an indication of its future performance. In some future periods, results of operations could be below the expectations of investors and public market analysts. In this event, the price of the Company's Common Shares would likely decline. Factors that are likely to cause the Company's results to fluctuate include, without limitation, the following:

     . the announcement and timely introduction of new products by the Company and its competitors;

     . the timing and the availability of software programs and applications that are compatible with the PC-EPhone;

     . market acceptance of existing and future versions of the PC-EPhone and compatible application;

     .  the availability of components to manufacture the PC-EPhone;

     .  the potential seasonality of PC-EPhone sales;

     .  the Company's ability to avoid system failures on its Web site;

     .  the price of products that both the Company and its competitors offer;
        and

     . the mix of complementary products that the Company and/or third parties may offer.


Lawsuits Against the Company, Cyberbank and/or FutureCom Could Harm the Company. Suits against any of the Company, Cyberbank, and/or FutureCom could effectively halt the sales and marketing program with respect to the PC-EPhone. Any interruption of the sales and marketing program with respect to the PC-EPhone could materially and adversely affect the business, financial condition and results of operations of the Company.

A Portion of the Company's Revenues May be Derived From Sales Related to Direct Marketing through the Company's and/or FutureCom's Web Site. System Failures or Delays Could Harm the Company. The Company and/or FutureCom may market the PC-EPhone by advertising over the Internet through their web sites. Such marketing program might result in referral sales amounting to a significant portion of the Company's possible future revenues. Such revenues may depend on the Company's and/or FutureCom's ability to maintain and expand its computer systems. The Company and FutureCom must also protect their computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts and similar unexpected adverse events. Potential system interruptions and slowdowns often occur during the design and implementation of web sites. Such system interruptions and slowdowns could interrupt the advertising for the PC-EPhone conducted via the Internet and harm the Company's reputation.

The Company Expects that its Subdistributors will Rely in part on Retailers to Sell the PC-EPhone, and any Disruptions in Retail Distribution Channels Could Result in the Purchase of Fewer PC-EPhones by the Company's Sub-Distributors. The Company expects to sell the PC-EPhone to subdistributors for distribution of the PC-EPhone to retailers. The Company is indirectly exposed to many risks relating to the retail distribution of the PC-EPhone, including, without limitation, the following:

     . retailers may not maintain inventory levels sufficient to meet customer demand;

     . if the Company reduces the prices of the PC-EPhone to be paid by end users, retailers may have to be compensated for the difference between the higher price they paid to buy their inventory and the new lower retail price of the PC-EPhone;

     . product returns could increase as a result of the Company's and its Sub-Distributors strategic interest in assisting retailers in balancing inventories;

     . retailers may emphasize the Company's competitors' products or decline to carry the PC-EPhone; and

     . the Company and its subdistributors may not be able to attract or retain a sufficient number of qualified retailers; and

Cyberbank's Production Could be Seriously Harmed in the Event of Component Shortages. The Company is dependent on Cyberbank to supply it with PC-EPhones. PC-EPhones contain components, including, without limitation, liquid crystal displays, touch panels, memory chips and microprocessors, that Cyberbank must procure from a variety of suppliers and/or sub-manufacturers and that are in great demand. Cyberbank may or may not carry any inventory of such products or product components. Cyberbank relies on its suppliers and/or sub-manufacturers to deliver necessary components to its contract manufacturers in a timely manner based on forecasts that the Company will provide. The Company believes that at various times, some of the key components for handheld computers, including display components and flash memory, have been in short supply in the market. The Company's competitors have reported in some cases waiting up to 180 days between order and delivery of such components and supplies. High industry demand has been a significant factor in such capacity constraints, and relatively long lead times are required for relevant suppliers to expand factory capacity, should they elect to do so. Some of the Company's competitors have been unable to meet demand for their products as a result of these component shortages. Such shortages of components could harm Cyberbank's ability to deliver PC-EPhones on a timely basis. The cost, quality and availability of components are essential to Cyberbank's successful production, and sales of the PC-EPhone will depend on Cyberbank's successful and timely production. Some components, such as power supply integrated circuits, microprocessors and certain discrete components, come from sole or single source suppliers. Alternative sources may at times not be available for these sole and single source components. If suppliers are unable to meet Cyberbank's demand for sole source components and if Cyberbank is unable to obtain an alternative source, or if the price for an alternative source is prohibitive, Cyberbank's ability to maintain timely and cost-effective production of the PC-EPhone would be seriously harmed. In addition, while Cyberbank may at times have some forward supply contracts with certain suppliers and/or sub-manufacturers, Cyberbank is expected to rely upon purchase orders with suppliers. The Company cannot predict with certainty Cyberbank's ability to procure components on a regular basis at reasonable prices in the longer term. If Cyberbank, or its sub-manufacturers cannot obtain components or can only receive smaller allocations of components than is necessary to manufacture the PC-EPhone in quantities sufficient to meet customer demand, customers could choose to purchase competing products.

The Company Expects to Face Seasonality in its Sales, which Could Cause its Quarterly Operating Results to Fluctuate. Based on industry trends, the Company expects to experience seasonality in the sales of the PC-EPhone particularly with respect to expected increases during holiday periods and lower volume during summer months. These seasonal variations in sales may lead to fluctuations in quarterly operating results, and as a result, in the price of the Company's Common Shares.

Failure by the Company to Develop Brand Recognition Could Limit or Reduce Consumer Demand for the PC-EPhones. The Company believes that the development of brand recognition will be critical to developing demand for, and achieving sales of the PC-EPhone. Some of the Company's competitors and potential competitors have already developed powerful brands with widespread name recognition. Promoting and positioning the PC-EPhone brand will depend largely on the success of the Company's marketing efforts. To promote the brand, the Company expects to increase marketing expenditures and otherwise increase financial commitment to creating and maintaining brand loyalty among users. Brand promotion activities may not yield increased revenues or customer loyalty and, even if they do, any increased revenues may not offset the expenses incurred in building and maintaining the brand.

The Company Relies on Management Consultants for Management of its Operations. This System and the Consultants Employed, Could Prove Inadequate to Handle the Company's Potential Growth. The Company expects to experience rapid growth and expansion in the near future. This growth has the potential to place significant strain on such management consultants, information systems and operational and financial resources. To manage future growth, the Company's management consultants must continue to improve its operational and financial systems. The management consultants may not be able to manage the Company's growth effectively. If the Company's systems, procedures and controls are inadequate to support its operations, its expected expansion would be halted and its opportunity to gain significant market share could be lost. Inability to manage growth effectively could materially and adversely affect the business, financial condition and results of operations of the Company.

The PC-EPhone May Contain Errors or Defects, or Could be Subject to Viruses, Which Could Result in the Rejection of the PC-EPhone and Damage to the Reputation of the

Company, as well as Lost Revenues, Diverted Development Resources, and Increased Service Costs and Warranty Claims. The PC-EPhone is technologically complex and must meet stringent user requirements. The Company will depend on Cyberbank to develop products quickly to keep pace with the rapidly changing handheld computing and communications market. Products as sophisticated as the PC-EPhone are likely to contain detected and undetected errors or defects, especially when first introduced or when new models or versions are released. In the future, the Company may experience delays by Cyberbank in releasing new products as problems are corrected. There could be an undetected error or defect of a significant nature in the PC-EPhone, or that is perceived to be significant. Any such error could result in the rejection of the PC-EPhone by consumers and/or distributors, damage to the Company's reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. In addition, some undetected errors or defects may only become apparent as new functions are added to the PC-EPhone through the use of future applications. The Company anticipates that it will provide consumers with a warranty regarding the PC-EPhone, however the terms of such warranty have not yet been decided by the Company. Delays, costs and damage to the Company's reputation due to product defects could materially and adversely affect the business, financial condition and results of operations of the Company. The PC-EPhone could be affected by viruses in the future. Since the PC-EPhone uses the Windows CE operating system, any virus capable of disrupting such operating system could potentially harm the PC-EPhone. It is possible that such viruses may become more prevalent in the future, and that other viruses which affect handheld computers in particular, may become more common as well, as handheld computers are developed that facilitate more sophisticated sharing of files and other information. To the extent that antivirus software is unable to protect users of the PC-EPhone from such viruses, the PC-EPhone could be rejected by consumers and distributors, and result in increased service costs.

The Company is Dependent on Cyberbank for Substantially all Intellectual Property and Brand Protection Regarding the PC-EPhone. The Company is acting solely in the capacity of a distributor of the PC-EPhone and therefore has limited rights to take measures to ensure intellectual property and brand protection with respect to the PC-EPhone, including without limitation, trademark, copyright, patent protection and/or trade secrets. There can be no assurance that any measures taken with respect to intellectual property protection by Cyberbank, and/or the Company to the extent possible, will be effective. If any such intellectual property rights are defective or held to be invalid, the distribution rights purchased by the Company would be far less valuable. There can be no assurance that any intellectual property right protections will be granted to Cyberbank or the Company, or upheld if granted. Failure by Cyberbank, and/or the Company to the extent possible, to successfully secure legal protection for intellectual property rights could materially and adversely affect the business, financial condition and results of operations of the Company. The Company has limited ability to ascertain whether Cyberbank and/or the PC-EPhone may infringe on third-party intellectual property rights. Any litigation with respect to actual or alleged third-party infringement could materially and adversely harm the Company. In addition, the Company may be required to spend significant resources to protect, monitor and police the intellectual property rights. The Company may not be able to detect infringement on any rights within the scope of protections granted to Cyberbank and/or the Company which may result in a loss of competitive position in the market. Competitors may design around Cyberbank's technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to infringe on Cyberbank and/or the Company's rights. Any such infringement could have a material adverse affect on the Company.

The Company and/or Cyberbank could be Subject in the Future to Claims of Infringement of Third Party Intellectual Property, Which could Result in Significant Expense and Loss of Intellectual Property Rights. The industry in which the Company believes the PC-EPhone will compete, is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties have in the past and may in the future assert patent, copyright, trademark or other intellectual property rights to technologies that are important to the business. Any litigation to determine the validity of such claims, including claims arising through the Company's contractual indemnification of its business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of the Company's management consulting team. There can be no assurances that the Company would prevail in any such potential litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If such litigation resulted in an adverse ruling, the Company could be required to pay substantial damages, cease the use or sale of infringing products, discontinue the use of certain technology, or obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all.

The Company's Future could be Harmed as a result of Economic, Political, Regulatory, and other Risks Associated with International Sales and Operations, Particularly with respect to its Strategic Relationship with Cyberbank - whose operations are situated in South Korea. The Company expects to focus its sales efforts on the North American market, where political and economic risks and uncertainties have historically been low. However, the Company depends on Cyberbank, a Korean corporation located in South Korea, to supply it with the PC-EPhone, its sole product to date. Political tensions are significant between North Korea and South Korea, and there can be no assurances that this region will remain politically stable. If political turmoil were to occur in the region, it could easily affect or halt production and/or distribution of PC-EPhones by Cyberbank. Under such circumstances, the Company would have no products to sell, and would not be capable of generating revenues. In addition, a substantial number of Cyberbank's material suppliers are based outside of the United States, and are subject to a wide variety of international risks. Accordingly, the Company's future results, which will be predicated on the timely delivery of PC-EPhones by Cyberbank, could be harmed by a variety of factors, including:

     . changes in foreign currency exchange rates as between Cyberbank and its respective suppliers;

     . changes in a specific country's or region's political or economic conditions, particularly in emerging markets;

     .  trade protection measures and import or export licensing requirements;

     . development risks and expenses associated with customizing the PC-EPhone products for local requirements;

     .  potentially negative consequences from changes in tax laws;

     . impact of natural disasters with an inability of the local government to quickly provide recovery services;

     .  difficulty in managing widespread sales and manufacturing operations;
        and

     .  less effective protection of intellectual property.

        The Company expects to enter additional international markets over time. To the extent that the Company's revenue from international operations represents an increasing portion of its total revenue, it may become subject to increased exposure to international risks.

The Company May Pursue Strategic Acquisitions that might prove Difficult or Impossible to Successfully Integrate. The Company expects to evaluate acquisition opportunities that could provide it with additional product or services offerings, technologies or additional industry expertise. Any future acquisition could result in difficulties assimilating acquired operations and products, diversion of capital and attention away from other business issues and opportunities and amortization of acquired intangible assets. Integration of acquired companies may result in problems related to integration of technology and management teams. The Company's management consulting team has had limited experience in assimilating acquired organizations and products into the Company's operations. The Company could fail to integrate the operations, personnel or products that may be acquired in the future. Failure to successfully integrate such acquisitions could materially and adversely affect the business, financial condition and results of operations of the Company.

The Price of the Company's Common Shares has been and Likely will Continue to be Volatile and Subject to Wide Fluctuations. The market prices of the securities of technology-related companies have been especially volatile. If the Company's revenues do not grow or grow more slowly than anticipated, or, if operating or capital expenditures exceed expectations and cannot be adjusted accordingly, or if some other event adversely affects the Company, the market price of the Company's Common Shares could decline. In addition, if the market for technology-related stocks or the stock market in general experiences a loss in investor confidence or otherwise fails, the market price of the Company's Common Shares could fall for reasons unrelated to the business, results of operations and financial condition of the Company. The market price of the Company's Common Shares also might decline in reaction to events that affect other companies in the industry, even if these events do not directly affect the Company. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If the Company were to become the subject of securities litigation, it could result in substantial costs and a diversion of its attention and resources.

Future Sales of Common Shares by Existing Stockholders Could Affect the Price of the Company's Common Shares. As of February 28, 2001, the Company has 50 million Common Shares authorized for issuance and an aggregate of 16,122,167 Common Shares issued and outstanding. Of such shares, 9,090,897 Common Shares are free trading and 7,031,270 are restricted. Of the restricted shares, an aggregate of 954,770 Common Shares are held by directors and officers of the Company as a group and 3,500,000 are held by Cyberbank. Giving effect to the holdings of officers and directors of the Company, an aggregate of 4,454,770 restricted Common Shares are held by affiliate shareholders. The balance of 2,576,500 restricted shares are held by non-affiliates of the Company and therefore may be sold from time to time on or after July 13, 2001 pursuant to Rule 144, promulgated under the Securities Act of 1933. As a result, the Company's stock price may reflect greater dilution in the public float which may affect both trading volume and price volatility of the Company's Common Shares when such restricted shares become eligible for public resale. The Company also expects to issue additional securities in connection with financing programs and corporate development activities that will dilute the equity interests of current Common Shareholders. The Company may be obliged to grant registration rights in connection with such issuances providing for accelerated entry into the marketplace of such Common Shares. In addition, Cyberbank holds a warrant exercisable for the purchase of 2,500,000 restricted Common Shares. If Cyberbank exercises such warrant, Cyberbank will own approximately 32% ownership of the Company's outstanding Common Shares which could result in a substantial degree of control over the Company's policies and corporate governance.

Minimum Purchase Requirements - Cyberbank. Marketing, distribution and sales rights for the PC-EPhone are subject to the Company purchasing minimum required volumes of the PC-EPhone from Cyberbank. The Company does not presently have sufficient funds to purchase the required minimum of PC-EPhones. If the Company is unable to raise sufficient funds to meet the minimum purchase requirements, Cyberbank could unilaterally elect to cancel the Distribution Agreement. Cancellation of the Distribution Agreement would materially and adversely affect the business, financial condition and results of operations of the Company.

Required Financing May be Unavailable. The Company will require significant additional financing in connection with the development of the PC-EPhone business. Significant revenues from operations will not be realized until material sales of the PC-EPhone are made. The Company may raise interim financing through private placements to finance operations and/or resort to debt financing, however, there can be no assurance that any funds can be made available to the Company in either case. The Company has no assurance that any future equity and/or debt financing will be available on acceptable terms, if at all. If such financing is not available on satisfactory terms, the Company may be unable to develop or expand its operations. Any equity financing may result in substantial dilution to existing stockholders. Failure to locate necessary financing could materially and adversely affect the business, financial condition and results of operations of the Company.

Subdistributor May fail to Purchase Product. The Company is relying on FutureCom, its subdistributor, to purchase significant numbers of PC-EPhones in connection with the Subdistributor Agreement. There can be no assurances that FutureCom will be able to perform its obligations under the Subdistibutor Agreement or that any other subdistributors may be retained. Failure by FutureCom to purchase adequate numbers of PC-EPhones will adversely affect the Company's business plan and viability, and could materially and adversely affect the business, financial condition and results of operations of the Company.

Complex and Unpredictable Business Strategy. The Company's business plan calls for a complex and unpredictable business strategy including without limitations:
(i) development of distribution networks for the PC-EPhone; (ii) successful marketing of the PC-EPhone; (iii) effective responses to competitive pressures; and (iv) continued development of the PC-EPhone business once development of the product is complete. There is no guarantee that the Company can accomplish any of these goals. Even if the Company successfully accomplishes each of these milestones, there can be no guarantee of the sustainable viability of the Company's strategy.

Operating Expenses to Increase - Revenue Unpredictable. The Company expects to continue to incur losses for the foreseeable future. The Company will incur expenses associated with establishment of distribution networks, marketing and advertising of the PC-EPhone and expansion of the business operations. The Company will be required to incur these expenditures prior to realizing any revenues and the Company cannot reasonably ascertain when it will realize revenues, if at all. Even if the Company ultimately does achieve profitability, the Company may not be able to sustain or increase profitability on a quarterly or annual basis. If revenue grows more slowly than anticipated, or if operating expenses exceed expectations and cannot be adjusted accordingly, the Company's business will be harmed. Failure by the Company to realize revenues would materially and adversely affect the business, financial condition and results of operations of the Company.

Business Plan Depends on Third Parties. Failure to develop distribution relationships with wholesalers, retailers and wireless service providers could adversely affect development of the PC-EPhone business and the Company's ability to achieve revenues. Failure by the Company to achieve revenues would materially and adversely affect the business, financial condition and results of operations of the Company.

Inability to Attract/Retain Management and Skilled Personnel. Failure to attract, hire and retain skilled personnel that are in high demand may result in the Company's inability to implement its business strategy. The loss of the services of any of senior management consultants could harm the Company's business. Future performance will depend, in part, on the ability of management consultants retained by the Company to work together effectively. Management consultants retained by the Company may not be successful in carrying out their duties or running the Company. Any dissent among executive officers and senior management consultants could impair the Company's ability to make strategic decisions quickly in a rapidly changing market.

Market Acceptance and Competition. To the Company's knowledge, competing products with similar all-in-one features are not currently available. However, competition is intense and will likely increase significantly. Increased competition could result in: (i) the development of competing products that achieve greater market acceptance, (ii) price reductions by competitors and lower profit margins; (iii) the emergence of new competitors, (iv) the Company's inability to generate sales of the PC-EPhones at all; and/or (v) the Company's inability to establish relationships with wholesalers and retailers for the distribution and sale of the PC-EPhones. Any and all of the foregoing may occur, and any one alone could materially and adversely affect the business, financial condition and results of operations of the Company. The Company expects its competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by the Company's competitors could reduce sales and the market acceptance of the PC-EPhone, cause intense price competition or make the PC-EPhone obsolete. To be competitive, the Company must continue to invest significant resources in sales and marketing and customer support. The Company cannot be sure that it will have sufficient resources to make these investments or that Cyberbank will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Failure by the Company to compete successfully against current or future competitors could materially and adversely affect the business, financial condition and results of operations of the Company.

Distribution Agreement - Cyberbank Nominees.   The Distribution Agreement with
Cyberbank requires that forty percent of the Company's Board of Directors be nominated by Cyberbank and for this requirement to be maintained throughout the term of the Distribution Agreement. Failure by the Company's shareholders to elect the Cyberbank nominees in accordance with the Distribution Agreement would allow Cyberbank to terminate the Distribution Agreement. Termination of the Distribution Agreement would leave the Company with no right to market, distribute and sell the PC-EPhone which would materially and adversely affect the business, financial condition and results of operations of the Company.

If Wireless Handsets and Devices are shown to Pose Health and Safety Risks, the PC-EPhone may be Subject to New Regulations, and Demand for the PC-EPhone may Decrease. Media reports have suggested that radio frequency emissions from wireless handsets and devices may be linked to various health concerns, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may have the effect of discouraging the use of wireless handsets, which would decrease demand for the PC-EPhone. In recent years, the FCC and foreign regulatory agencies have updated the guidelines and methods they use for evaluating radio frequency emissions from radio equipment, including wireless handsets. In addition, interest groups have requested that the FCC investigate claims that wireless technologies pose health concerns and cause interference with airbags, hearing aids and medical devices. There also are some safety risks associated with the use of wireless handsets while driving. Concerns over these safety risks and the effect of any legislation that may be adopted in response to these risks could reduce demand for the PC-EPhone. Reduced demand for the PC-EPhone could materially and adversely affect the business, financial condition and results of operations of the Company.

The Company will Depend on Third Parties to Provide Wireless Service to its Users. In order to utilize the PC-EPhone's telecommunication and wireless Internet capabilities, users will be required to purchase wireless services from third party vendors. There can be no guarantee that such services will be available on terms attractive to consumers, or that such services will meet the requirements of the product. If wireless services for the PC-EPhone are not available on attractive terms, or if such services, for any reason, do not function well, or as intended, the Company could be materially and adversely affected.

FCC and Industry Canada Approval. The PC-EPhone has not been approved by the FCC for sales in the United States to date nor has the PC-EPhone been approved by Industry Canada, and there can be no assurances as to when, if at all, such approvals will be forthcoming. If either or both of the FCC and Industry Canada fail to provide timely approvals for the PC-EPhone, the Company may not be able to make sales of the PC-EPhone in the United States and/or Canada. Failure to make sales of the PC-EPhone in either the United States or Canada would likely cause the Company to fail.

Multiple Jurisdictions. The Company may be required to qualify to do business in multiple jurisdictions. Such qualifications may be expensive, time consuming, distracting or even unobtainable. Failure to qualify as a foreign company in a jurisdiction where required to do so could subject the Company to taxes and penalties that the Company does not currently anticipate and which could materially and adversely affect the business, financial condition and results of operations of the Company.

No Assurance of Dividends. It is not anticipated that the Company will pay dividends on its capital stock at any time during the foreseeable future. Investors who anticipate the need for immediate income from their investment in the Company's securities should refrain from the purchase of the Company's securities.

Authorization of Preferred Stock. The Company is authorized to issue up to 1,000,000 shares of Preferred Stock, $0.01 par value. As of the date of this Form 10-KSB, no shares of Preferred Stock have been issued. The Company's Preferred Stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of Common Shares.

Provisions in the Company's Charter Might Deter a Company from Acquiring the Company. The Company's stockholders are unable to remove any director or the entire Board of Directors without a super majority vote or to fill any vacancy on the Board of Directors. The Company's stockholders must also meet advance notice requirements for stockholder proposals. The Board of Directors may also issue preferred stock without any vote or further action by the stockholders. These provisions and other provisions under Nevada law could make it more difficult for a third party to acquire the Company, even if doing so would benefit the Company's stockholders.

The Company may be Subject to Residual Environmental Liabilities and Regulatory Risk Based on Its Past Activities in the Oil and Gas Business. The Company has been involved with the oil and gas business in the past. The Company may have maintained interests in properties that could prove in the future to be associated with environmental pollution. The Company could under such circumstances be liable for environmental damage, including historical contamination, caused it, or by other former operators of such properties. Liabilities could arise from continuing violations or contamination not discovered during the Company's assessment of the acquired properties.

Description of Property

The Company occupies an office of approximately 1700 square feet at Suite 515, 3440 Wilshire Boulevard, Los Angeles, California. The Company also leases an office at Suite 1388, 885 West Georgia Street, Vancouver, British Columbia, Canada. The Company believes that such offices will be satisfactory during the near term for the conduct of business.

The Company was engaged in the business of oil and gas exploration from its inception until August 18, 2000. Pursuant to an agreement dated March 1, 1999, the Company acquired an option to earn 70% of Brothers' 10% working interest in certain oil and gas leases, options to lease and seismic options located on the Travis 3D Seismic Project located in Solano County, California (the "Lands"). The Company paid $73,000 to Brothers pursuant to the Option Agreement which amount is equal to Brothers' total land and seismic acquisition costs associated with the Lands. The estimated land and seismic costs were $83,000 at the time the Option Agreement was entered into. However, cost savings were realized and the total land and seismic costs were in fact, $73,000. The Company subsequently paid Brothers $83,506 for the drilling of wells on the property.

On August 18, 2000, the Company announced that it would not be exercising its option to proceed with the Travis oil and gas property. Investors are referred to the "Exploration Conveyance and Assignment Agreement" between Brothers Oil & Gas Inc. and the Company, as previously reported in the Company's Form 10-SB filed with the Securities and Exchange Commission. The Company paid for its share of drilling costs for the first well, which resulted in a dry hole and elected not to exercise its option to participate in further drilling. The option was non-transferable, therefore the Company did not sell its option but instead allowed it to expire. The Company will not be penalized for allowing the option to expire. The Company owns no property in relation to its former oil and gas business.


Legal Proceedings

The Company is not currently involved in any legal proceedings and is not aware of any pending or threatened legal actions.

Submission of Matters to a Vote of Security Holders

The Company held an Annual Meeting on December 15, 2000.

Douglas Yee, Negar Towfigh, Alan Crawford and Greg Burnett were all re-elected as directors of the Company at the Annual Meeting. Terrence King was also elected as a director.

Each of the above directors were expected to hold office until the next annual general meeting of the holders of the Company's Common Shares or until such director's resignation or removal from office in accordance with the Company's by-laws.

There were two matters voted upon at the Annual Meeting of the Company held on December 15, 2000. The first matter was the election of the following management nominees to serve as directors: Douglas Yee, Terrence E. King, Alan Crawford, Greg Burnett and Negar Towfigh.

Nominee                      Number of Votes Cast:
                             For     Against  Abstain     Broker Non Votes

Douglas Yee              6,252,701      0        0               0
Terrence E. King         6,252,701      0        0               0
Alan Crawford            6,252,701      0        0               0
Greg Burnett             6,252,701      0        0               0
Negar Towfigh            6,252,701      0        0               0

All of management's nominees were elected as directors at the Annual Meeting.

The second matter voted upon at the Annual Meeting was the approval of the amendment of the Company's articles of incorporation changing the name of the Company to "PC-EPhone, Inc." from "Newlands Oil & Gas Inc." The name change was in response to the Company's change in principal focus from oil and gas exploration to marketing and distribution of telecommunications products.

                         Number of Votes Cast
                         For        Against    Abstain    Broker Non Votes

Name Change           6,252,701        0          0              0

The name of the Company was changed to "PC-EPhone, Inc." at the Annual Meeting.

                                    PART II

Market for Common Equity and Related Stockholder Matters

The Company's Common Shares have been listed on the OTC Bulletin Board since February 24, 2000. The Common Shares were originally listed under the trading symbol "NWOG", however the trading symbol changed to "PCPH" on December 18, 2000, to correspond with the Company's name change from "Newlands Oil & Gas Inc." to "PC-EPhone, Inc.". Since November 21, 2000, the Company's Common Shares have also been listed on the third segment of the Frankfurt Stock Exchange under the trading symbol "NL1" and its WKN number is 589 864.

On April 4, 2000, the first trade of the Company's Common Shares occurred on the OTC Bulletin Board. The high and low sales price (denominated in US$) of the Common Shares on the OTC Bulletin Board since trading commenced, by quarter, are as follows:

                              High          Low
                              ----          ---
2000    Fourth Quarter      7             5 31/64
2000    Third Quarter       5 1/16          3 1/2
2000    Second Quarter      10 1/8          23/32

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and many not represent actual transactions.

The high and low sales price (denominated in Euros) of the Company's Common Shares on the Frankfurt Stock Exchange since trading commenced during the forth quarter of year 2000 are as follows:

                          High               Low
                          ----               ---
2000  Fourth Quarter      8.00               7.90

As of February 28, 2001, the Company had 21 stockholders of record. The Company has not declared or paid any cash dividends on its Common Shares since formation and does not presently anticipate paying any cash dividends on its Common Shares in the foreseeable future.

Unregistered Securities Issued and/or Sold

The Company has sold or issued the following securities that were not registered under the Securities Act of 1933, as amended (the "Act"). Except as indicated below, no underwriters were used in connection with these sales and issuances.

On July 12 and 13, 2000 the Company issued an aggregate of 2,500,000 shares of restricted Common Shares to four accredited investors in connection with the negotiated settlement and discharge of $250,000 of Company indebtedness due to creditors of the Company. The Company relied upon the exemption from registration provided by Section 4(2) of the Act with respect to such issuance. Neither the Company nor the investors paid any fees or commissions to the creditors other than the principal amount of the settlement.

On November 10, 2000 the Company received subscriptions for 75,000 shares of its Common Shares to two accredited investors at a price of $3.00 per share for an aggregate purchase price of $225,000. These shares were subsequently issued on February 17, 2001. With respect to such issuances, the Company relied upon the exemption from registration provided by Rule 506 under Regulation D promulgated under the Act.

On November 21, 2000 the Company, on behalf of its wholly owned subsidiary, PC-EPhone Ltd., issued 3,500,000 restricted, Common Shares to Cyberbank Corp., a Korean company, pursuant to the Distribution Agreement. In accordance with the Distribution Agreement, Cyberbank granted to the Company, through PC-EPhone Ltd., an exclusive distribution license to market, sell and distribute the PC-EPhone within the United States and Canada, as well as non-exclusive distribution rights outside of the United States and Canada. The Company has valued the 3,500,000 restricted shares of Common Shares at $2.70 per share for a total valuation of $9,450,000. The Company relied on the exemption from registration provided by Regulation S of the Act with respect to such issuance of these shares.

Effective February 27, 2001, the Company executed an option agreement with Euromerica Capital Group Inc. ("Euromerica"). In consideration for Euromercia providing consulting services to the Company, Euromerica was granted an option to purchase a total of 25,000 shares of Common Shares of the Company at $3.00 per share on or before November 30, 2001. The Company relied on Section 4(2) of the Act with respect to this Option.

Effective February 27, 2001, the Company executed an option agreement with Alexander Wurm. In consideration for Mr. Wurm providing consulting services to the Company, Mr. Wurm was granted an option to purchase a total of 100,000 shares of the Company at $3.00 per share on or before February 1, 2003. The Company relied on Section 4(2) of the Act with respect to this Option.

Effective February 27, 2001, the Company executed an option agreement with Marketing Services, a German company. In consideration for Marketing Services providing consulting services to the Company, Marketing Services was granted an option to purchase a total of 100,000 shares of the Company at $3.00 per share on or before February 1, 2003. The Company relied on Section 4(2) of the Act with respect to this Option.


Management's Discussion and Analysis or Plan of Operation

Introduction

The Company began year 2000 drilling for oil and gas in California but after some unsuccessful drilling efforts on the Travis Project, a decision was made to change the Company's mission to focus on a technology related business. On August 18, 2000, the

Company abandoned the Travis Project and began seeking out new opportunities in the technology industry.

In November 6, 2000, after several months of discussions and meetings, the Company, through PC-EPhone Ltd., signed the Distribution Agreement with Cyberbank. Cyberbank's flagship product is the PC-EPhone, a wireless, handheld device that combines the features of a hand-held computer with Internet access, a cellular phone, and PDA. This convergent product combines major features that are desirable for users who need "anywhere, anytime" access to such tools.

Results of Operation

The Company took delivery of the first shipment of 1,000 PC-EPhone units in December 2000 and recognized revenue of $872,000 with gross profit of $72,000 or 8.3% compared with no sales in fiscal year 1999. The increase in sales reflects the Company's change in business, as noted above, and the introduction of the new PC-EPhone product. General and administrative expenses have increased this year by $507,322 or 285.8% over fiscal year 1999, which primarily reflects an increase in: (a) marketing and promotion expenses; (b) consulting and management fees expenses; and (c) amortization expense associated with the distribution rights obtained from Cyberbank.

The Company was represented at the Comdex trade show in Las Vegas in November 2000, a primary cause of the increase in marketing and promotion expenses as well as the increase in travel expenses. Consulting and management fees expenses increased due to the additional efforts associated with identifying technology opportunities, execution of the Distribution Agreement with Cyberbank, attempts to raise financing, and efforts to develop the distribution network for the PC-EPhone. The amortization of the distribution rights is on a straight-line basis over the term of the agreement. For year 2000, two of 86 months were amortized. Since the Company did not initiate its new business until the latter part of year 2000, general and administrative expenses are expected to increase in 2001 compared to year 2000, reflecting a full year of operations. In addition to a full year of management fees, expenses are expected to increase in connection with increased advertising and increased attendance by the Company at trade shows and events. The Company also expects to incur expenses related to the hiring of staff to meet needs for growth.

Expenses associated with the former oil and gas exploration business amounted to $21,960 in year 2000 compared to $61,546 in prior year, representing an decrease of 65%. The Company expects to incur no further expenses related to the oil and gas business.

The Company realized a net loss for 2000 of $688,640, or $0.06 per share, compared to a net loss of $238,580, or $0.02, in prior year and to a net loss of $29,916 or $0.03 per share in the fiscal period from June 17, 1998, the Company's date of incorporation, to December 31, 1998.

Liquidity and Capital Resources

As of December 31, 2000, the Company had a working capital deficit of $160,795 compared to a deficit of $190,788 in prior year. The Company has been unable to secure any short-term bank financing to address the working capital deficiency and does not expect to be able to secure such bank financing unless operations increase. Since signing the Distribution Agreement in November 2000, the Company has been financing its operations primarily from related-party loans and private placements of Common Shares. At year-end, the Stockholders' equity was $9,113,322 compared to a deficiency of $117,788 last year. The change in equity reflects the non-cash value of the 3,500,000 shares of Common Shares issued to Cyberbank pursuant to the Distribution Agreement. No cash was received by the Company for the issuance of Common Shares to Cyberbank. Significant additional financing is required before the end of 2001 in order to meet the Company's cash needs.

The Company is obligated by the Distribution Agreement and, thus, is targeting to sell, a minimum of 500,000 PC-EPhones during each 12-month period after regulatory approvals are obtained. The Company plans to fulfill this commitment and target through various sales and subdistribution agreements. The Company, through PC-EPhone Ltd., began this process by executing the Subdistributor Agreement with FutureCom, a distributor of various telecommunications products and services throughout the United States.

The Company does not currently have any material revenues. The Company's ability to commence significant distribution and sales in the United States and Canada is dependent on obtaining approval for the PC-EPhone from the FCC and Industry Canada, respectively. If such approvals are not granted, the Company will not be able to commence its sales program, thus precluding development of any revenues. The Company's ability to continue as a going concern is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, particularly with respect to the Company's lack of established source of revenue, raise substantial doubt that the Company will be able to continue as a going concern. The Company expects FCC approval to be forthcoming very shortly, however there can be no assurance in this regard.

The Company is actively marketing and promoting the PC-EPhone through trade shows, road shows and targeted campaigns in order to increase awareness and create demand for the product while the PC-EPhone unit awaits approval by the FCC and wireless network carriers.

In addition, the Company is working very closely with Cyberbank, the developer of the PC-EPhone, to enhance the strategic alliance, to identify potential partnerships to enhance the PC-EPhone's existing features and to plan for the development of new models and products for the future. The Distribution Agreement provides the Company with rights to distribute all of Cyberbank's future products.

The Company will need to increase its liquidity and capital resources to purchase inventory to fulfill orders and, therefore, will need to obtain additional financing for that purpose. If the Company is able in the future to demonstrate its creditworthiness, it is anticipated that some financing of inventory purchases will occur through the use of letters of credit, but there is no guarantee that such financing can be obtained.

The Company believes that the PC-EPhone is the world's first convergent product that combines the features of a handheld PC with Internet access, a cellular phone and a PDA. Recent public announcements suggest that similar products are forthcoming from competitors. The Company is aware of these competitive forces but believes it can obtain a competitive advantage by being the first such product available in North America, however, there can be no assurance in this regard.

The Company believes that it is not materially exposed to foreign currency and interest rate changes as it deals primarily in U.S. dollars and has very few loans outstanding. However, Cyberbank may be subject to foreign currency risks and interest rate changes in connection with its dealings with its suppliers who may be based in foreign countries.

The Company plans to use its best efforts to seek to develop markets for the PC-EPhone beyond the United States and Canada and to identify new opportunities to increase shareholder value. The Company's success in developing new markets for the PC-EPhone in other parts of the world will depend on the product development efforts of Cyberbank. Current versions of the PC-EPhone use CDMA and PCS wireless protocols that are functional for the United States, Canada and certain other countries around the world. However, future success of the PC-EPhone in most of Europe and Asia will require units that function using the GSM wireless protocol. Other opportunities to increase shareholder value may involve the identification of new products for distribution and/or the development of value-added relationships that will support revenue growth for the Company.

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective beginning in the fourth quarter of fiscal 2001. Implementation of SAB 101 is not expected to require the Company to change existing revenue recognition policies and therefore is not expected to have a material effect on the Company's financial position or results of operations.

Financial Statements

The Company's financial statements are contained in the financial pages that follow and are incorporated herein by reference thereto.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Financial Statements.
                                PC-EPHONE, INC.

                       (formerly Newlands Oil & Gas Inc.)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)

We have audited the accompanying consolidated balance sheets of PC-EPhone, Inc. (formerly Newlands Oil & Gas Inc.) as at December 31, 2000, 1999 and 1998 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999 and for the period from June 17, 1998 (Date of Incorporation) to December 31, 1998. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PC-EPhone, Inc. as at December 31, 2000, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from June 17, 1998 (Date of Incorporation) to December 31, 1998, in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the company's ability to continue as a going concern is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with the company's lack of an established source of revenue and other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada                                          /s/ Amisano Hanson
February 9, 2001, except as to Note 9(b), which is as      Chartered Accountants
of February 17, 2001 and as to Note 16, which is as
of February 27, 2001

                                PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                          CONSOLIDATED BALANCE SHEETS
                        December 31, 2000, 1999 and 1998


                                                ASSETS
                                                ------
                                                                  2000                 1999                 1998
                                                               -----------           ----------            ---------
Current
 Cash                                                          $    81,780           $    4,409            $  29,472
 Accounts receivable - Note 10                                           -                3,734                    -
 Prepaid expenses and deposits - Note 3                             35,016                    -               45,000
                                                               -----------           ----------            ---------
                                                                   116,796                8,143               74,472

Loan receivable - Note 4                                            20,000                    -                    -
Capital assets - Note 5                                             23,884                    -                    -
Oil and gas property - Note 6                                            -               73,000               50,000
Distribution rights - Notes 2(d), 7 and 11                       9,230,233                    -                    -
                                                               -----------           ----------            ---------
                                                               $ 9,390,913           $   81,143            $ 124,472
                                                               ===========           ==========            =========

                                              LIABILITIES
                                              -----------
Current
 Accounts payable - Note 10                                    $   157,591           $  120,431            $   3,680
 Loans payable - Notes 8 and 10                                    120,000               78,500                    -
                                                               -----------           ----------            ---------
                                                                   277,591              198,931                3,680
                                                               -----------           ----------            ---------

                                    STOCKHOLDERS' EQUITY (DEFICIENCY)
                                    ---------------------------------
Capital stock - Note 9                                              16,122               10,047               10,047
Additional paid-in capital - Note 11                            10,054,336              140,661              140,661
Deficit                                                           (957,136)            (268,496)             (29,916)
                                                               -----------           ----------            ---------
                                                                 9,113,322             (117,788)             120,792
                                                               -----------           ----------            ---------
                                                               $ 9,390,913           $   81,143            $ 124,472
                                                               ===========           ==========            =========

Nature and Continuance of Operations - Note 1
Commitments - Notes 7 and 9
Subsequent Events - Notes 7, 9 and 16

APPROVED BY THE DIRECTORS:



/s/ Douglas Yee,  Director                    /s/ Terrence King, Director
----------------                              ------------------

                            SEE ACCOMPANYING NOTES

                                PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                for the years ended December 31, 2000 and 1999
 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998


                                                                                                           June 17, 1998
                                                                                                              (Date of
                                                                                                         Incorporation) to
                                                                                                            December 31,
                                                                         2000                1999               1998
                                                                         ----                ----               ----
Sales                                                                 $   872,000         $         -          $         -
Cost of sales - Note 10                                                   800,000                   -                    -
                                                                      -----------         -----------          -----------
Gross profit                                                               72,000                   -                    -
                                                                      -----------         -----------          -----------

Expenses
  General and Administrative Expenses - Note 10                           461,637             177,522               25,385
  Amortization of capital assets                                            3,440                   -                    -
  Amortization of distribution rights                                     219,767                   -                    -
                                                                      -----------         -----------          -----------
                                                                         (684,844)           (177,522)             (25,385)
                                                                      -----------         -----------          -----------
Loss from operations                                                     (612,844)           (177,522)             (25,385)
                                                                      -----------         -----------          -----------
Other income (loss)
  Exploration and development - Note 10                                   (21,960)            (61,546)              (4,531)
  Gain on settlement of debts - Note 10                                    18,008                   -                    -
  Write-off of oil and gas property - Note 10                             (73,000)                  -                    -
  Interest income                                                           1,156                 488                    -
                                                                      -----------         -----------          -----------
                                                                          (75,796)            (61,058)              (4,531)
                                                                      -----------         -----------          -----------
Net loss for the period                                               $  (688,640)        $  (238,580)         $   (29,916)
                                                                      ===========         ===========          ===========
Basic loss per share                                                  $     (0.06)        $     (0.02)         $     (0.03)
                                                                      ===========         ===========          ===========
Weighted average number of shares outstanding                          11,386,749          10,047,167            1,020,017
                                                                      ===========         ===========          ===========

                            SEE ACCOMPANYING NOTES

                                PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                for the years ended December 31, 2000 and 1999
 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998


                                                                                                             June 17, 1998
                                                                                                                (Date of
                                                                                                          IIncorporation) to
                                                                                                              December 31,
                                                                           2000                1999               1998
                                                                           ----                ----               ----
Cash flows used in Operating Activities
 Net loss for the period                                                 (688,640)           (238,580)            (29,916)
 Add (deduct) items not affecting cash:
  Amortization of capital assets                                            3,440                   -                   -
  Amortization of distribution rights                                     219,767                   -                   -
  Write-off of oil and gas property                                        73,000                   -                   -
  Gain on settlement of debts                                             (18,008)                  -                   -
 Changes in non-cash working capital balances related to
 operations
  Accounts receivable                                                       3,734              (3,734)                  -
  Loan receivable                                                         (20,000)
  Prepaid expenses and deposits                                           (35,016)             45,000             (45,000)
  Accounts payable                                                        219,168             116,751               3,680
  Loans payable                                                           127,500              78,500                   -
                                                                       ----------          ----------           ---------
                                                                         (115,055)             (2,063)            (71,236)
                                                                       ----------          ----------           ---------
Cash flows from Financing Activity
 Issuance of common shares                                                219,750                   -             150,708
                                                                       ----------          ----------           ---------
Cash flows used in Investing Activities
 Oil and gas property                                                           -             (23,000)            (50,000)
 Acquisition of capital assets                                            (27,324)                  -                   -
                                                                       ----------          ----------           ---------
                                                                          (27,324)            (23,000)            (50,000)
                                                                       ----------          ----------           ---------
Net increase (decrease) in cash during the period                          77,371             (25,063)             29,472

Cash, beginning of the period                                               4,409              29,472                   -
                                                                       ----------          ----------           ---------
Cash, end of the period                                                $   81,780          $    4,409           $  29,472
                                                                       ==========          ==========           =========
Non-cash Transactions - Note 11

                            SEE ACCOMPANYING NOTES

                                PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                for the years ended December 31, 2000 and 1999
 and for the period June 17, 1998 (Date of Incorporation) to December 31, 1998



                                                                       Common Shares       Additional
                                                                       -------------         Paid-in
                                                                       #       Par Value     Capital        Deficit        Total
                                                                   ----------  ---------     -------                       -----
Issued for cash pursuant to offering memorandum - $0.015           10,047,167    $10,047   $   140,661   $          -   $   150,708

Net loss for the period                                                     -          -             -        (29,916)      (29,916)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 1998                                         10,047,167     10,047       140,661        (29,916)      120,792

Net loss for the year                                                       -          -             -       (238,580)     (238,580)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 1999                                         10,047,167     10,047       140,661       (268,496)     (117,788)
Issued pursuant to debt settlement agreements - $0.10 - Note 11     2,500,000      2,500       247,500              -       250,000
Issued pursuant to acquisition of distribution rights - $2.70 -
 Note 11                                                            3,500,000      3,500     9,446,500              -     9,450,000
Issued for cash pursuant to subscription agreements - $3.00            75,000         75       224,925              -       225,000
- commission                                                                -          -        (5,250)             -        (5,250)
Net loss for the year                                                       -          -             -       (688,640)     (688,640)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 2000                                         16,122,167    $16,122   $10,054,336   $   (957,136)  $ 9,113,322
                                                                   ==========     ======    ==========    ===========    ==========

Non-cash Transactions - Note 11

                            SEE ACCOMPANYING NOTES

                                PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998



Note 1    Nature and Continuance of Operations
          ------------------------------------

          The company was incorporated in Nevada on June 17, 1998 as Newlands Oil & Gas Inc. and changed its name to PC-EPhone, Inc. on December 15, 2000. The company's common shares trade on the NASD Over-the-Counter Bulletin Board in the United States.

          The company holds the exclusive distribution rights in the United States and Canada for a wireless handheld device that can be used to perform internet, personal computer, cellular phone and organizer functions (the "PC-EPhone") (Note 7).

          Since incorporation, June 17, 1998 and prior to the acquisition of the distribution rights, the company was in the exploration stage and held an interest in an oil and gas property located in California (Note 6). At December 31, 2000, the company is considered an operating company.

          These consolidated financial statements have been prepared on a going concern basis. The company has a working capital deficiency of $160,795 as at December 31, 2000 and has accumulated a deficit of $957,136 since incorporation. Its ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted, with any certainty, at this time. The company has historically satisfied its capital needs primarily by issuing equity securities. Management plans to continue to provide for its capital needs during the year ended December 31, 2001 by the continued development of its sales of the PC-EPhone. In addition, the company's capital requirements during the year ended December 31, 2001 is expected to be supplemented by issuing equity securities. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

Note 2    Summary of Significant Accounting Policies
          ------------------------------------------

          These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may differ from these estimates.

          The consolidated financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

          (a)  Principles of Consolidation
               ---------------------------

               These consolidated financial statements include the accounts of the company and its wholly owned Bermuda subsidiary, PC-EPhone Ltd. During the year ended December 31, 2000, the company acquired all the issued and outstanding shares of PC-EPhone Ltd. for a nominal cash amount. At the time of acquisition, PC-EPhone Ltd. was non-active and had no net assets. The company accounts for this acquisition by the purchase method All intercompany transactions and balances have been eliminated on consolidation.

          ------------------------------------------

          (b)  Oil and Gas Project Costs
               -------------------------

               The company follows the successful efforts method of accounting for its oil and gas properties. Under this method, the initial acquisition costs and the costs of drilling and equipping development wells, are capitalized. The costs of drilling exploratory wells are initially capitalized and, if subsequently determined to be unsuccessful, are charged to operations as dry hole expenses. Costs and reserves of properties are aggregated by country. All other exploration expenditures, including geological and geophysical costs and annual rentals on exploration acreage, are charged to operations as incurred. Lease acquisition costs, subsequently determined to be impaired in value, are charged to operations. Any capitalized balances are written-off upon the company's decision to abandon the property.


          (c)  Capital Assets and Amortization
               -------------------------------

               Capital assets are recorded at cost. The company provides for amortization using the straight-line method at the following annual rates:


                    Office furniture and equipment                5 years
                    Computer equipment                            4 years

               Website development costs are expensed as incurred.

           (d) Distribution Rights and Amortization
               ------------------------------------

               Distribution rights are recorded at the fair value of the non - cash consideration paid for these rights (Notes 7 and 11). The company provides for amortization on a straight-line basis over the term of the distribution agreement (86 months). In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", the distribution rights will be reviewed on a continuous basis throughout the following fiscal periods for impairment whenever assets or changes in circumstances indicate the carrying value of the asset may not be recoverable. An impairment loss would be recognized in the period it is determined.


          (e)  Foreign Currency Translation
               ----------------------------

               Foreign currency transactions are translated into U.S. dollars, the functional and reporting currency, by the use of the exchange rate in effect at the date of the transaction, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". At each balance sheet date, recorded balances that are denominated in a currency other than US dollars are adjusted to reflect the current exchange rate.


          (f)  Basic Loss per Share
               --------------------

               The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the periods. Diluted loss per share has not been provided as it would be antidilutive.

          ------------------------------------------

          (g)  Impairment of Long-lived Assets
               -------------------------------

               The company reports the impairment of long-lived assets and certain identifiable intangibles in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of". Certain long-lived assets and identifiable intangibles held by the company are reviewed for impairment whenever assets or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Accordingly, an impairment loss is recognized in the period it is determined.


          (h)  Income Taxes
               ------------

               The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".


          (i)  Fair Value of Financial Instruments
               -----------------------------------

               The carrying values of cash, accounts receivable, loan receivable, accounts payable and loans payable approximate fair value because of the short maturity of those instruments.


          (j)  Revenue Recognition
               -------------------

               Revenue from product sales is recognized when it is earned, the product has been shipped and collection is reasonably assured. During the year ended December 31, 2000, the company's revenue was derived from one subdistributor (Note 6 (b)).


Note 3    Prepaid Expenses and Deposits
          -----------------------------

          By an agreement dated July 1, 1998, the company engaged a consultant for the purpose of facilitating a private placement of the company's securities at a cost of $45,000, paid in advance of such services. During the year ended December 31, 1999, the consultant provided general consulting services to the company and consequently this amount was charged to consulting fees.

Note 4    Loan Receivable
          ---------------

          The loan receivable is unsecured, non-interest bearing and due on demand.

Note 5    Capital Assets
          --------------

                                                         Accumulated                    Net Carrying Amount
                                           Cost          Amortization          2000          1999           1998
                                           ----          ------------          ----          ----           ----
Office furniture
 and equipment                        $      13,168      $     1,317     $     11,851   $          -     $         -
Computer equipment                           14,156            2,123           12,033              -               -
                                      -------------      -----------     ------------   ------------    ------------
                                      $      27,324      $     3,440     $     23,884   $          -    $          -
                                      =============      ===========     ============   ============    ============

Note 6    Oil and Gas Property
          --------------------

          Pursuant to an exploration conveyance and assignment agreement with a related company (related by virtue of common directors), the company earned a 7% working interest in the Travis Oil and Gas project for total consideration of $73,000. The company is required to pay 10% of the costs for each test well drilled.

          During the year ended December 31, 2000, the company abandoned its interest in the Travis Oil and Gas Project and wrote-off the acquisition costs of $73,000.

Note 7    Distribution Rights - Notes 2(g) and 11
          ---------------------------------------

                                                     Accumulated                  Net Carrying Amount
                                        Cost         Amortization          2000            1999            1998
                                        ----         ------------          ----            ----            ----
               Distribution rights   $  9,450,000    $    219,767     $   9,230,233    $          -     $          -
                                     ============    ============      ============    ============     ============

          (a) (i) By a distribution agreement dated November 6, 2000 and amended February 8, 2001 with Cyberbank Corp. ("Cyberbank"), a Korean Corporation, PC-EPhone Ltd. was granted the exclusive right to market, distribute and sell, within the United States and Canada, a wireless handheld device which performs internet, personal computer, cellular phone and organizer functions (the "PC-EPhone"). In addition, PC-EPhone Ltd. was granted the worldwide right on a non-exclusive basis.

                    In consideration for these rights, the company, on behalf of PC-EPhone Ltd., issued 3,500,000 common shares to Cyberbank, valued at $2.70 per share for total non-cash consideration of $9,450,000 (Notes 2 (g) and 11). As a condition of maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the product by the US Federal Communications Commission.

                    The company granted Cyberbank share purchase warrants entitling Cyberbank the right to acquire 2,500,000 common shares at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001.

                    PC-EPhone Ltd. has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000.

                    The term of this agreement ends December 31, 2007 and will automatically renew from year to year.

               (ii) By a warrant agreement dated November 6, 2000, Cyberbank granted the company warrants to purchase the number of common shares as determined below at a price of $223.54 per share. The warrants are exercisable during the period from November 1, 2001 to December 31, 2001.

          -------------------

          (a)  (ii) - (cont'd)

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

                         Number of Warrants = 35,789 Warrants X (Average Trading Price/$6.00)

                    The "Average Trading Price" of the company's common shares means the average trading price of the common stock of the company for the twenty trading days prior to November 1, 2001 determined based on the closing price on each trading day.

                    These warrants are subject to approval by the directors of Cyberbank, such approval to be obtained no later than March 31, 2001.

          (b) By a subdistributor agreement dated November 15, 2000 with FutureCom Global, Inc. ("FutureCom"), PC-EPhone Ltd. granted FutureCom the exclusive right to market, distribute and sell, within the United States and Canada, the PC-EPhone product.

               As a condition of maintaining these rights, FutureCom must purchase from PC-EPhone Ltd. a minimum of 250,000 units quarterly, once Cyberbank has received written approval for the product by the US Federal Communications Commission.

               FutureCom has also agreed to issue two binding purchase orders to PC-EPhone Ltd. for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000.

               The term of this agreement ends December 31, 2007 and will automatically renew from year to year.

Note 8    Loans Payable
          -------------

                                                                       2000             1999              1998
                                                                       ----             ----              ----
          (a)  Loan payable, interest only payable monthly at
               12% per annum, unsecured, due June 30, 2001.       $    100,000     $            -     $            -

          (b)  Loan payable, non-interest bearing, unsecured,
               due on demand.                                           20,000                  -                  -

          (c)  Loans payable, non-interest bearing, unsecured,
               no specific terms for repayment                               -             78,500                  -
                                                                  ------------     --------------     --------------
                                                                  $    120,000     $       78,500     $            -
                                                                  ============     ==============     ==============

Note 9    Capital Stock
          -------------

          (a)  Authorized:
               50,000,000 common shares , $0.001 par value
               1,000,000 preferred shares, $0.01 par value

          (b)  Share Subscriptions:

               At December 31, 2000, share subscriptions totalling $225,000 had been received with respect to subscription agreements for 75,000 common shares at $3.00 per share. A commission of $5,250 was paid with respect to these subscriptions. On February 17, 2001, the company issued the 75,000 common shares.

          (c)  Warrants:

               At December 31, 2000, there were share purchase warrants outstanding entitling the holder thereof the right to purchase 2,500,000 common shares of the company at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001.

Note 10   Related Party Transactions
          --------------------------

          (a) The company has incurred charges by directors, companies with directors or officers in common or shareholders owning greater than 10% of the company as follows:

                                                                                                        June 17, 1998
                                                                                                       (Date of Incor-
                                                                                                        poration) to
                                                                                                        December 31,
                                                                            2000             1999           1998
                                                                            ----             ----           ----
               Cost of sales                                             $   800,000      $       -     $         -
               General and Administrative Expenses
                 Consulting                                                  167,500         70,000               -
                 Office and telephone                                              -          4,000               -
                 Rent                                                          2,739          4,157               -
               Exploration and development                                    21,960              -               -
               Gain on settlement of debts                                 (  17,538)             -               -
               Write-off of oil and gas property - Note 6                     73,000              -               -
                                                                         -----------      ---------     -----------
                                                                         $ 1,047,661      $  78,157     $         -
                                                                         ===========      =========     ===========

          (b) At December 31, 2000, 1999 and 1998, the company owed directors, companies with directors or officers in common or shareholders owning greater than 10% of the company the following amounts:

                                                                            2000             1999           1998
                                                                            ----             ----           ----
               Accounts payable                                          $    71,360      $  74,157     $         -
               Loans payable                                                       -         25,500               -
               Accounts receivable                                                 -       (  3,734)              -
                                                                         -----------      ---------     -----------
                                                                         $    71,360      $  95,923     $         -
                                                                         ===========      =========     ===========

Note 11   Non-cash Transactions
          ---------------------

          Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the year ended December 31, 2000 the following transactions were excluded from the statement of cash flows:

          a) the company issued 2,500,000 common shares at $0.10 per share as settlement of loans payable totalling $86,000 and accounts payable totalling $164,000;

          b) the company issued 3,500,000 common shares at $2.70 per share (a total value of $9,450,000) as consideration for the acquisition of distribution rights (Notes 2 (d) and 7).

Note 12   Deferred Tax Assets
          -------------------

          The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

          The following table summarizes the significant components of the company's deferred tax assets:

                                                                      Total
                                                                      -----
          Deferred Tax Assets
            Non-capital loss carryforwards                        $    957,136
                                                                  ============
          Gross deferred tax assets                               $    382,854
          Valuation allowance for deferred tax asset                (  382,854)
                                                                  ------------
                                                                  $          -
                                                                  ============

          The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards which is likely to be realized from future operations. The company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 13   Income Taxes
          ------------

          No provision for income taxes has been provided in these consolidated financial statements due to the net loss. At December 31, 2000, the company has operating loss carryforwards, which expire commencing in 2018 totalling approximately $957,136, the potential tax benefit of which has not been recorded in the consolidated financial statements.

Note 14   New Accounting Standards
          ------------------------

          In April 1998, the Accounting Standards Executive committee issued SOP 98-5, "Reporting on the cost of start-up activities". This statement is effective for fiscal years beginning after December 15, 1998. Adopting this standard did not have a material impact on the company's financial position, results of operations or cash flows.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". Adopting this Bulletin did not have a material impact on the company's financial position, results of operations or cash flows.

Note 15   Comparative Figures
          -------------------

          Certain comparative figures have been reclassified to conform with the presentation used in the current year.

Note 16   Subsequent Events - Notes 7 and 9
          -----------------

          On February 27, 2001, the company granted stock purchase options entitling the holders thereof the right to acquire 225,000 common shares of the company at $3.00 per share. These options expire on November 30, 2001, as to 25,000 options, and February 1, 2003, as to 200,000 options.


Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

                                   PART III

Directors, Executive Officers, Promoters and Control Persons; Compliance With
Section 16(a) of the Exchange Act

The following table sets forth as of March 29, 2001, the name, age, position of the executive officers and directors of the Company, along with their date of appointment. The directors serve until the Company's next annual general meeting, or until a successor is elected and qualifies to be a director of the Company, or until such director's resignation or removal from office in accordance with the Company's By-Laws.

Name                    Age     Position/Office held                    Served in Office Since

Douglas Yee              32     Director, President, Treasurer          September 12, 2000
Terrence King            45     Director                                December 15, 2000
Negar Towfigh            28     Director                                February 16, 1999
                                Secretary                               July 22, 1999
Don-gil Park             42     Director                                March 29, 2001
Jaekil Song              36     Director                                March 29, 2001
Jin Lee                  41     Chief Technology Officer                January 31, 2001

DOUGLAS YEE (Age 32), President, Treasurer, and a Director of the Company.   Mr.
--------------------------------------------------------------------------
Yee has been a director of the Company since September 12, 2000. Mr. Yee was the Director of Finance of Conor Pacific Environmental Technologies Inc. from 1997 to June 2000. From 1996 to 1997, Mr. Yee was Treasurer and Corporate Controller of Triton Mining Corporation. At Royal Oak Mines Inc., between 1992 and 1996, Douglas Yee worked in various positions: Controller, Manager of Taxation, Assistant Treasurer and Corporate Accountant. All these companies are or were listed on the Toronto Stock Exchange ("TSE"). Mr. Yee has been involved in the analysis and acquisition of several companies. He has participated in contract negotiations, reviewed joint venture agreements and prospectuses, and prepared numerous financial schedules. Mr. Yee is a Chartered Accountant and graduated with honors from the University of British Columbia in 1990 with a Bachelor of Commerce in Accounting. Mr. Yee has taught several courses at the School of Chartered Accountancy and the Institute of Chartered Accountants of British Columbia.

TERRENCE E. KING (Age 45), a Director of the Company.  Mr. King is a lawyer and
-----------------------------------------------------
is a principal at Holmes & King, an Association of Lawyers and Law Corporations. Mr. King was admitted to the British Columbia Bar in 1982 and is a member of the British Columbia Law Society and Canadian Bar Association. Mr. King graduated from the University of British Columbia with a Bachelor of Arts (Political Science) and, subsequently, a Bachelor of Law in 1982. Mr. King was a partner with the law firm of Ferguson Gifford from 1987 to 1991. Mr. King established Terrence E. King Law Corporation in 1991 and is presently practicing law in association with Holmes & King, an association of lawyers and law corporations. Mr. King's principal area of law practice is Securities and Corporate Finance, Corporate and Commercial. Mr. King is presently a secretary of Prospector International Resources Inc., a publicly traded company whose shares are traded on the Canadian Venture Exchange. From 1996 to 1998,

Mr. King was a director of South Duval Gold Corp., a company whose shares were previously listed on the Canadian Venture Exchange.

NEGAR TOWFIGH (Age 28), Director and Secretary of the Company.  Ms. Towfigh has
--------------------------------------------------------------
been a director of the Company since February 16, 1999. Ms. Towfigh is Corporate Secretary of First Goldwater Resources Inc., as well as Vice President and Secretary of Habanero Resources Inc. Ms. Towfigh runs her own consulting firm where she specializes in structuring companies from incorporation to a listing on the CDNX or OTCBB; she assists companies with initial public offerings; and handles all regulatory filings. She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc. She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

DON-GIL PARK (Age 42) a Director of the Company.  Mr. Park is a Senior Executive
------------------------------------------------
Director with Cyberbank Corp., a private Korean company. He has overseen overseas marketing development for Cyberbank since June 2000 for Cyberbank. From September 1994 to June 2000, Mr. Park was in the marketing field with SK Telecom, a telecom carrier. Mr. Park is not currently a director or officer of any other publicly traded corporation. Mr. Park graduated from the Korea University in Seoul, Korea with a Bachelor of Economics.

JAEKIL SONG (Age 36) a Director of the Company.  Mr. Song is a general manager
-----------------------------------------------
of Cyberbank Corp. since March 29, 2000. Mr. Song oversaw overseas investments for Hyundai International's Merchant Banking division from January 3, 1990 until September 13, 1999. Subsequently, Mr. Song was an investment banker with Choheung Bank from September 13, 1999 to March 18, 2000. Mr. Song is not currently a director or officer of any other publicly traded corporation. Mr. Song graduated with a Bachelor of Business Administration from the Korea University in Seoul, Korea. He went on to the University of Pennsylvania, where he earned his Masters of Business Administration in Finance.

JIN LEE (Age 41) Chief Technology Officer.  Mr. Lee  has been the President of
------------------------------------------
Internet Interworld Inc., an Internet service provider, since November 1996. From 1995 to 1996 Mr. Lee worked as a visiting professor in the Department of Electrical Engineering at the University of British Columbia. Mr. Lee graduated from California State University with a Masters in Computer Science in 1989.
Mr. Lee is not currently a director or officer of any other publicly traded corporation.

There are no family relationships between any of the directors and officers of the Company.

Section 16 Compliance

     Douglas Yee was required to file a Form 3 with the SEC on or before September 22, 2000. The Form 3 was filed late with the SEC on November 22, 2000.

     Negar Towfigh was required to file a Form 4 with the SEC on or before August 10, 2000. She filed a Form 5 with the SEC February 15, 2001.

     Graeme Sewell, a former director of the Company, was required to file a Form 4 with the SEC on or before August 10, 2000. He filed a Form 5 with the SEC on February 15, 2001.

     Allen Sewell, a former director of the Company, was required to file one Form 4 with the SEC on or before August 10, 2000 and another Form 4 with the SEC on or before December 8, 2000. He filed a Form 5 with the SEC on February 15, 2001.

     Cyberbank Corp. was required to file a Form 3 with the SEC on or before December 8, 2000. The Form 3 was filed late with the SEC on December 19, 2000. Cyberbank Corp. filed a Form 5 with the SEC on March 1, 2001. By rule, the Form 5 was required to be filed with the SEC on or before February 14, 2001.

Executive Compensation.

The following table summarizes the total compensation of the three individuals who served as CEO or in a similar capacity at various times throughout the last two fiscal years. No executive officers of the Company earned in excess of $100,000 during either of the fiscal years ended December 31, 1999 or December 31, 2000.

-------------------------------------------------------------------------
                        SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------
                           Annual Compensation
-------------------------------------------------------------------------
-------------------------------------------------------------------------

Name and Principle             Year                   Salary ($)
 Position
-------------------------------------------------------------------------
Douglas Yee                    2000                    22,500
President &
Director (1)
-------------------------------------------------------------------------
Graeme Sewell                  2000                    24,000
Former President &
Director (2)                   1999                    30,000
-------------------------------------------------------------------------
Allen Sewell
Former President &             2000                    32,000
Director (3)
                               1999                    40,000

-------------------------------------------------------------------------

(1) Douglas Yee has served as President from September 12, 2000 to present. Mr. Yee's management services company received $7,500 per month for providing management services to the Company.
(2) Graeme Sewell served as President from August 18, 2000 to September 12,
    2000.
(3) Allen Sewell served as President from June 17, 1998 to August 18, 2000.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 28, 2001, based on information obtained from the persons named below, with respect to the beneficial ownership of the

Common Shares by (i) each person known by the Company to own beneficially 5% or more of the Common Shares, (ii) each director and officer and (iii) all directors and officers as a group:

Title of Class                    Name & Address                     Amount & Nature              Percent of
                                  of Beneficial Owner              of Beneficial Owner (1)          Class

Common Shares                     Douglas Yee                             500,000                   3.1%
                                  President, Director and Treasurer
                                  2505 East 5/th/ Avenue
                                  Vancouver, BC
                                  Canada  V5M 1M8

Common Shares                     Don-gil Park                                  0                     0%
                                  Director
                                  102 - 1601 Sindonga Apt.
                                  Yongdu-dong
                                  Dongdaemun-gu
                                  Seoul, Korea

Common Shares                     Jaekil Song                                   0                     0%
                                  Director
                                  109 - 406 Jugong Apt.
                                  Kwachon City
                                  Kyonggi-do, Korea

Common Shares                     Terrence King                                 0                     0%
                                  Director
                                  Suite 1300
                                  1111 West Georgia Street
                                  Vancouver, BC
                                  Canada  V6E 4M3

Common Shares                     Jin Lee                                 406,770                   2.5%
                                  Chief Technology Officer
                                  #1890-401 W. Georgia Street
                                  Vancouver, BC
                                  Canada V6B 5A1

Common Shares              Negar Towfigh                                                   48,000         0.3%
                           Director and Secretary
                           1403 Chippendale Road
                           West Vancouver, BC
                           Canada  V7S 2N7

Common Shares              Cyberbank Corp. (2)                                          3,500,000        21.7%
                           18/th/ Floor, Mirae Bldg., 1306-6
                           Seocho-dong, Seocho-gu
                           Seoul, Korea  137-070

Common Shares              Directors & Officers as a                                      954,770         6.0%
                           Group (six persons)

    (1) Unless otherwise indicated, this column reflects amounts as to which the beneficial owner has sole voting power and sole investment power.

    (2) Excludes a warrant exercisable for the purchase of 2,500,000 shares of Common Stock at a purchase price of $3.20 per share, which warrant is exercisable from November 1, 2001 through December 31, 2001.

Certain Relationships and Related Transactions

On March 19, 1999, the Company entered into the Agreement with Brothers, a company owned and controlled by several members of the Sewell family, and whose president is Allen Sewell. Graeme Sewell is Allen Sewell's son and Graeme Sewell's two children owned shares in Brothers, at the time of the transaction. The directors of Brothers are Allen Sewell and Michael Sewell, Graeme Sewell's father and brother, respectively.

Brothers granted to the Company an option to earn 70% of Brothers' 10% working interest in certain oil and gas leases, options to lease and seismic options located on the Lands in Solano County, California. As discussed, the Company has paid $73,000 to Brothers pursuant to the Agreement which amount is equal to Brothers total land and seismic acquisition costs associated with the Lands. The estimated land and seismic costs were $83,000 at the time the Agreement was entered into. However, cost savings were realized and the total land and seismic costs are in fact, $73,000. The Company subsequently paid Brothers $83,506 to drill wells on the property.

On August 18, 2000, the Company announced that it would not be exercising its option to proceed with the Travis oil and gas property. Investors are referred to the "Exploration Conveyance and Assignment Agreement" between Brothers Oil & Gas Inc. and the Company, as previously reported in the Company's Form 10-SB filed with the Securities and Exchange Commission. The Company paid for its share of drilling costs for the first well, which resulted in a dry hole and elected not to exercise its option to participate in further drilling. The option was non-transferable, therefore the Company did not sell its option but instead allowed it to expire. The Company will not be penalized for allowing the option to expire. The Company owns no property in relation to its former oil and gas business.

Pursuant to the Distribution Agreement, the Company, through PC-EPhone Ltd., granted 3,500,000 shares of its Common Shares to Cyberbank in exchange for the distribution rights thereunder. In addition, pursuant to the Warrants Agreement, the Company granted to Cyberbank 2,500,000 warrants to purchase shares of the Company's Common Shares. Upon receipt of the shares issued by the Company pursuant to the Distribution Agreement, Cyberbank owns in excess of 5% of the total equity interest in the Company.

Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the year ending December 31, 2000.


Index of Exhibits

2.1 Letter Agreement dated November 7, 2000 between Newlands Oil & Gas Inc. and Peace for the New Millennium Ltd., pursuant to which Newlands Oil & Gas Inc. acquired Peace for the New Millennium Ltd.

3      (i)   Articles of Incorporation including all Amendments thereto.

3      (ii)  ByLaws - incorporated by reference under the Company's Form 10-SB filed with the Securities & Exchange Commission on June 11, 1999 as
             Exhibit 3 (ii).

10.1   Indemnification Agreement with Douglas Yee.

10.2   Indemnification Agreement with Negar Towfigh.

10.3   Indemnification Agreement with Terrence King.

10.4   Indemnification Agreement with Alan Crawford.

10.5   Indemnification Agreement with Greg Burnett.

10.6   Indemnification Agreement with Jin Lee.

10.7   Indemnification Agreement with Don-gil Park.

10.8   Indemnification Agreement with Jaekil Song.

10.9 Debt Settlement Agreement dated July 12, 2000 between the Company and Next Millennium Management Ltd.

10.10 Debt Settlement Agreement dated July 12, 2000 between the Company and Shareholders.

10.11 Debt Settlement Agreement dated July 12, 2000 between the Company and Allen Sewell.

10.12 Debt Settlement Agreement dated July 12, 2000 between the Company and Amisano Hanson CA's.

10.13 Debt Settlement Agreement dated July 12, 2000 between the Company and Brothers Oil & Gas Inc.

10.14 Debt Settlement Agreement dated July 12, 2000 between the Company and First Place Capital Inc.

10.15 Debt Settlement Agreement dated July 12, 2000 between the Company and 463563 BC Ltd.

10.16 Debt Settlement Agreement dated July 12, 2000 between the Company and Morton & Co.

10.17(1) Distribution Agreement dated November 6, 2000 between the Company and Cyberbank Corp.

10.18 Warrants Agreement dated November 6, 2000 between the Company and Cyberbank Corp.

10.19(1) Subdistributor Agreement dated as of November 15, 2000 between the Company and FutureCom Global, Inc.

10.20(1) Letter Agreement dated February 8, 2001 between the Company and Cyberbank Corp.

10.21(1) Tri-Party Agreement dated February 9, 2001 among the Company, Cyberbank Corp. and FutureCom Global, Inc.

10.22 Management Services Contract dated as of October 1, 2000 between the Company and All Seasons Consulting Inc.

10.23 Exploration Conveyance & Assignment Agreement dated March 1, 1999 between the Company and Brothers Oil & Gas Inc. - incorporated by reference under the Company's Form 10-SB filed with the Securities & Exchange Commission on June 11, 1999 as Exhibit 10.1.

(1) Confidential Treatment Requested

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PC-EPHONE, INC.

                                       By: __/s/ Douglas Yee___________________
                                             Douglas Yee
                                             President, Treasurer and
                                             Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.


      Signature                        Title                 Date
      ---------                        -----                 ----

/s/ Douglas Yee                  President, Treasurer
------------------------------   and Director            March 28, 2001
      Douglas Yee


/s/ Terrence King                Director
------------------------------                           March 28, 2001
      Terrence King


/s/ Negar Towfigh                Secretary and           March 28, 2001
------------------------------   Director
      Negar Towfigh

                               Index of Exhibits

2.1 Letter Agreement dated November 7, 2000 between Newlands Oil & Gas Inc. and Peace for the New Millennium Ltd., pursuant to which Newlands Oil & Gas Inc. acquired Peace for the New Millennium Ltd.

3       (i)   Articles of Incorporation including all Amendments thereto.
3       (ii)  ByLaws - incorporated by reference under the Company's Form 10-SB filed with the Securities & Exchange Commission on June 11, 1999 as Exhibit 3 (ii).

10.1    Indemnification Agreement with Douglas Yee.
10.2    Indemnification Agreement with Negar Towfigh.
10.3    Indemnification Agreement with Terrence King.
10.4    Indemnification Agreement with Alan Crawford.
10.5    Indemnification Agreement with Greg Burnett.
10.6    Indemnification Agreement with Jin Lee.
10.7    Indemnification Agreement with Don-gil Park.
10.8    Indemnification Agreement with Jaekil Song.
10.9 Debt Settlement Agreement dated July 12, 2000 between the Company and Next Millennium Management Ltd.
10.10 Debt Settlement Agreement dated July 12, 2000 between the Company and Shareholders.
10.11 Debt Settlement Agreement dated July 12, 2000 between the Company and Allen Sewell.
10.12 Debt Settlement Agreement dated July 12, 2000 between the Company and Amisano Hanson CA's.

10.13 Debt Settlement Agreement dated July 12, 2000 between the Company and Brothers Oil & Gas Inc.
10.14 Debt Settlement Agreement dated July 12, 2000 between the Company and First Place Capital Inc.
10.15 Debt Settlement Agreement dated July 12, 2000 between the Company and 463563 BC Ltd.
10.16 Debt Settlement Agreement dated July 12, 2000 between the Company and Morton & Co.
10.17(1) Distribution Agreement dated November 6, 2000 between the Company and Cyberbank Corp.
10.18 Warrants Agreement dated November 6, 2000 between the Company and Cyberbank Corp.
10.19(1) Subdistributor Agreement dated as of November 15, 2000 between the Company and FutureCom Global, Inc.
10.20(1) Letter Agreement dated February 8, 2001 between the Company and Cyberbank Corp.
10.21(1) Tri-Party Agreement dated February 9, 2001 among the Company, Cyberbank Corp. and FutureCom Global, Inc.
10.22 Management Services Contract dated as of October 1, 2000 between the Company and All Seasons Consulting Inc.
10.23 Exploration Conveyance & Assignment Agreement dated March 1, 1999 between the Company and Brothers Oil & Gas Inc. - incorporated by reference under the Company's Form 10-SB filed with the Securities & Exchange Commission on June 11, 1999 as Exhibit 10.1.

(1) Confidential Treatment Requested