Form 10QSB
period 2001-03-31
PC EPHONE INC
filed 2001-05-15
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from             to
                                     -----------    ------------------

      Commission File Number 0-26341

                                 PC-EPHONE, INC.
                                 ---------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                       98-0347324
-------------------------------                        -----------------------
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

Indicate by check mark whether the registrant (1) has files all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X) Yes     ( ) No

There were 16,122,167 common shares outstanding of as of April 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

GENERAL

PC-EPhone, Inc.'s (the "Company's") un-audited financial statements for the three months ended March 31, 2001 are included with this Form 10-QSB. The un-audited financial statements for the three months ended March 31, 2001 include:

    (a)  Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000;
    (b) Consolidated Statements of Loss and Deficit - for the three month periods ended March 31, 2001 and March 31, 2000;
    (c) Consolidated Statements of Cash Flows - for the three months ended March 31, 2001 and March 31, 2000;
    (d) Consolidated Statements of Changes in Shareholders' Equity - for the three months ended March 31, 2001 and the year ended December 31, 2000;
    (e)  Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                 PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2001 and December 31, 2000
                                   (Unaudited)
                                    ---------


                              ASSETS                  March 31,     December 31,
                                                        2001            2000
                                                        ----            ----

Current

   Cash                                             $    119,458   $     81,780
   Accounts receivable                                     2,260           -
   Prepaid expenses and deposits - Note 4                  8,132         35,016
                                                    ------------   ------------
                                                         129,850        116,796

Loans receivable                                          31,000         20,000

Capital assets                                            24,575         23,884

Distribution rights - Note 3                           8,900,582      9,230,233
                                                    ------------   ------------
                                                    $  9,086,007   $  9,390,913
                                                    ============   ============

                                   LIABILITIES
                                   -----------

Current
   Accounts payable                                 $    143,325   $    157,591
   Note payable                                          123,058        120,000
   Advances payable                                      475,000           -
                                                    ------------   ------------

                                                         741,383        277,591
                                                    ------------   ------------

                              STOCKHOLDERS' EQUITY
                              --------------------

Capital stock - Note 4                                    16,122         16,122
Additional paid-in capital                            10,183,178     10,054,336
Deficit                                               (1,854,676)      (957,136)
                                                    ------------   ------------

                                                       8,344,624      9,113,322
                                                    ------------   ------------

                                                    $  9,086,007   $  9,390,913
                                                    ============   ============

Continuance of Operations - Note 1 (a)
Commitments - Notes 3 and 4
Subsequent Event - Note 4

APPROVED BY THE DIRECTORS:



/s/ Douglas Yee,             , Director  /s/ Terrence King,           , Director
-----------------------------            -----------------------------

                             SEE ACCOMPANYING NOTES

                                 PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                   CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
            for the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)
                                    ---------

                                                      March 31,     December 31,
                                                        2001            2000
                                                        ----            ----

General and Administrative Expenses
   Accounting and audit                             $     12,015   $      1,870
   Amortization of capital assets                          1,543           -
   Amortization of distribution rights                   329,651           -
   Consulting                                            187,718         21,000
   Filing                                                  4,975            400
   Legal                                                  73,682          1,064
   Marketing                                              31,302           -
   Office and telephone                                   17,216             19
   Product testing                                        12,458           -
   Rent                                                   11,356          1,605
   Transfer agent                                          2,611            253
   Travel                                                 84,171           -
                                                    ------------   ------------

                                                         768,698         26,211

Other
   Non-cash compensation charge                          128,842           -
                                                    ------------   ------------

Net loss for the period                                  897,540         26,211

Deficit, beginning of the period                         957,136        268,496
                                                    ------------   ------------

Deficit, end of the period                          $  1,854,676   $    294,707
                                                    ============   ============

Net loss per share                                  $       0.06   $      0.003
                                                    ============   ============

Weighted average number of shares outstanding         16,122,167     10,047,167
                                                    ============   ============



                             SEE ACCOMPANYING NOTES

                                 PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the three month periods ended March 31, 2001 and 2000
                                   (Unaudited)
                                    ---------

                                                        2001            2000
                                                        ----            ----
Cash Flows from Operating Activities
   Net loss for the period                          $   (897,540)  $    (26,211)
   Add items not affecting cash
   Amortization of capital assets                          1,543           -
   Amortization of distribution rights                   329,651           -
   Non-cash compensation charge                          128,842           -
   Changes in non-cash working capital balances
    related to operations
     Accounts receivable                                  (2,260)         3,734
     Prepaid expenses and deposits                        26,884           -
     Loans receivable                                    (11,000)          -
     Accounts payable                                    (14,266)        19,276
     Note payable                                          3,058          7,500
     Advances payable                                    475,000           -
                                                    ------------   ------------
                                                          39,912          4,299
                                                    ------------   ------------

Cash Flows used in Investing Activity
   Acquisition of capital assets                          (2,234)          -
                                                    ------------   ------------

Net increase in cash during the period                    37,678          4,299

Cash, beginning of the period                             81,780          4,409
                                                    ------------   ------------

Cash, end of the period                             $    119,458   $      8,708
                                                    ============   ============


                             SEE ACCOMPANYING NOTES

                                 PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the three month period ended March 31, 2001
                    and for the year ended December 31, 2000
                                   (Unaudited)
                                    ---------

                                                                                     Additional
                                                              Common Shares            Paid-in
                                                           ---------------------
                                                               #        Par Value       Capital         Deficit         Total
                                                           --------     ---------       -------         -------         -----
Balance, December 31, 1999                               10,047,167   $    10,047    $   140,661     $  (268,496)  $  (117,788)
Issued pursuant to debt settlement agreements - $0.10     2,500,000         2,500        247,500            -          250,000
Issued pursuant to acquisition of distribution
  rights - $2.70                                          3,500,000         3,500      9,446,500            -        9,450,000
Issued for cash pursuant to subscription
  agreements - $3.00                                         75,000            75        224,925            -          225,000
   - commission                                                -             -            (5,250)           -           (5,250)
Net loss for the year                                          -             -              -           (688,640)     (688,640)
                                                         ----------   -----------    -----------     -----------   -----------
Balance, December 31, 2000                               16,122,167        16,122     10,054,336        (957,136)    9,113,322
Non-cash compensation charge                                   -             -           128,842            -          128,842
Net loss for the period                                        -             -              -           (897,540)     (897,540)
                                                         ----------   -----------    -----------     -----------   -----------
Balance, March 31, 2001                                  16,122,167   $    16,122    $10,183,178     $(1,854,676)  $ 8,344,624
                                                         ==========   ===========    ===========     ===========   ===========

                             SEE ACCOMPANYING NOTES

                                 PC-EPHONE, INC.
                       (formerly Newlands Oil & Gas Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                    ---------


Note 1   General
         -------
        (a) Continuance of Operations

            These consolidated financial statements have been prepared on a going concern basis. The company has a working capital deficiency of $611,533 as at March 31, 2001 and has an accumulated deficit of $1,854,676 since incorporation. Its ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The company has historically satisfied its capital needs primarily by issuing equity securities and arranging loans. Management plans to continue to provide for its capital needs during the year ending December 31, 2001 by the issuance of equity securities, the arranging of loans and the continued development of sales of the PC-EPhone. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

        (b) Interim Statements

            While the information presented in the accompanying interim three months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual audited consolidated financial statements.

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

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 2
(Unaudited)
 ---------


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

        (a) Principles of Consolidation

            These consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, PC-EPhone, Ltd. and PC-EPhone Canada Enterprises Inc. The company accounts for its acquisitions by the purchase method. All intercompany transactions and balances have been eliminated on consolidation.

        (b) Capital Assets and Amortization
            -------------------------------

            Capital assets are recorded at cost. The company provides for amortization using the straight- line method at the following annual rates:

                        Office furniture and equipment     5 years
                        Computer equipment                 4 years

            Website development costs are expensed as incurred.

        (c) Distribution Rights and Amortization
            ------------------------------------

            Distribution rights are recorded at the fair value of the non-cash consideration paid for these rights (Note 3). The company provides for amortization on a straight-line basis over the term of the distribution agreement (86 months). In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", the distribution rights will be reviewed for impairment on a continuous basis throughout the term of the distribution agreement whenever changes in circumstances indicate the carrying value of the asset may not be recoverable. An impairment loss would be recognized in the period it is determined.

        (d) Foreign Currency Translation
            ----------------------------

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

        (e) Basic Loss per Share
            --------------------

            The company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the periods. Diluted loss per share has not been provided as it would be antidilutive.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 3
(Unaudited)
 ---------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

        (f) Impairment of Long-lived Assets
            -------------------------------

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

        (g) Income Taxes
            ------------

            The company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

        (h) Fair Value of Financial Instruments
            -----------------------------------

            The carrying values of cash, accounts receivable, loan receivable, accounts payable, note payable, and advances payable approximate fair value because of the short maturity of those instruments.

        (i) Revenue Recognition
            -------------------

            Revenue from product sales is recognized when it is earned, the product has been shipped and collection is reasonably assured.

        (j) Stock-based Compensation
            ------------------------

            The company has accounted for stock-based compensation for non-employees and has provided the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation".

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 4
(Unaudited)
 ---------

Note 3     Distribution Rights - Note 2 (c)
           -------------------

                                             Accumulated    Net Carrying Amount
                                   Cost     Amortization       2001     2000
                                   ----     ------------       ----     ----
Distribution rights            $9,450,000   $  549,418    $8,900,582  $9,230,233
                               ----------   ----------    ----------  ----------

       (a)(i) By a distribution agreement dated November 6, 2000 and amended February 8, 2001 with Cyberbank Corp. ("Cyberbank"), a Korean Corporation, PC-EPhone Ltd. was granted the exclusive right to market, distribute and sell, within the United States and Canada, a wireless handheld device which performs internet, personal computer, cellular phone and organizer functions (the "PC-EPhone"). In addition, PC-EPhone Ltd. was granted the worldwide right on a non-exclusive basis.

                In consideration for these rights, the company, on behalf of PC-EPhone Ltd., issued 3,500,000 common shares to Cyberbank, valued at $2.70 per share for total non-cash consideration of $9,450,000 (Note 2 (c)). As a condition of maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the product by the US Federal Communications Commission.

                The company granted Cyberbank share purchase warrants entitling Cyberbank the right to acquire 2,500,000 common shares at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001. PC-EPhone Ltd. has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000, to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. The company's obligation to pay the $2,000,000 is due on May 21, 2001.

                The term of this agreement ends December 31, 2007 and will automatically renew from year to year.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 5
(Unaudited)
 ---------

Note 3   Distribution Rights - Note 2 (c) - (cont'd)
         -------------------

          (ii) By a warrant agreement dated November 6, 2000, Cyberbank granted the company warrants to purchase the number of common shares as determined below at $223.54 per share. The warrants are exercisable during the period from November 1, 2001 to December 31, 2001.

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

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 6
(Unaudited)
 ---------

Note 3   Distribution Rights - Note 2 (c) - (cont'd)
         -------------------

       (c) On February 9, 2001 the company, Cyberbank and FutureCom entered into a tri-party agreement (the "Tri-Party Agreement") that clarified some of the terms of the contractual relationships among the three companies. The Tri-Party Agreement calls for a purchase order supported by a letter of credit to be issued at least three (3) months prior to the shipment dates of PC-EPhone units to be ordered. FutureCom is currently in negotiations to establish one or more letters of credit in order to fulfil its obligations under the subdistribution agreement and Tri-Party Agreement. FutureCom was initially obligated to establish a letter of credit on February 28, 2001, however no such letters of credit have been established to date.

Note 4   Capital Stock
         -------------

       (a) Authorized:

           50,000,000 common shares , $0.001 par value
           1,000,000 preferred shares, $0.01 par value

       (b) Warrants:

           At March 31, 2001, there were share purchase warrants outstanding entitling the holder thereof the right to purchase 2,500,000 common shares of the company at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001.

       (c) Stock-based Compensation:

           Effective February 27, 2001, the company granted 225,000 stock options to consultants of the company to purchase common shares at $3.00 per share. Options were not granted to anyone other than the aforementioned consultants. The options granted had terms ranging from 9 to 23 months and vested throughout the terms of the option agreements.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 7
(Unaudited)
 ---------

Note 4   Capital Stock - (cont'd)
         -------------

       (c) Stock-based Compensation: - (cont'd)

           Presented below is a summary of the stock option activity during the period:

                                                                      Weighted
                                                        Number of     Average
                                                     Stock Options     Price
                                                     -------------     -----
                 Balance, December 31, 2000                   -             -
                 Granted                                   225,000        $3.00
                 Exercised                                    -             -
                                                         ---------      -------
                 Balance, March 31, 2001                   225,000        $3.00
                                                         =========      =======

           The number of stock options vested at March 31, 2001 is 37,500.

           Pursuant to APBO No. 25, a non-cash compensation charge associated with consultants' options has been recorded in the consolidated financial statements. The total compensation charge determined based on the number of stock options expected to vest (75,000 stock options - see below) is $257,684. As 37,500 stock options have actually vested at March 31, 2001, the company has expensed
           $128,842 as a non-cash compensation charge. The remaining balance of the total compensation charge will be charged as a non-cash compensation expense in the period in which they vest.

           The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:


           Expected dividend yield                                     0.0%
           Expected volatility                                        49.0%
           Risk-free interest rate                                     4.5%
           Expected term in years                                      1-2

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
March 31, 2001 - Page 8
(Unaudited)
 ---------

Note 4   Capital Stock- (cont'd)
         -------------

       (c) Stock-based Compensation: - (cont'd)

           The following stock options were outstanding at March 31, 2001 entitling the holders thereof the right to purchase one common share for each option held as follows:

                                   Number          Exercise     Expiry
                                 Of Options          Price       Date
                                 ----------          -----       ----
           Consultants              25,000           $3.00     November 30, 2001
           Consultants             200,000           $3.00     February 1, 2003
                                 ----------
                                   225,000
                                 ==========

           On May 2, 2001, the company cancelled 150,000 stock options outstanding at March 31, 2001 at $3.00 per share, which were to expire on February 1, 2003.

       (d) Private Placement Memorandum

           By a private placement memorandum dated March 1, 2001, the company has offered to issue up to 3,000,000 common shares of the company at $3.00 per share. The company anticipates that a $0.21 per share commission will be paid on sales of shares.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

During the quarter ended March 31, 2001, the Company did not generate any sales revenue because the PC-EPhone product was progressing through an approval process with the United States Federal Communications Commission (the "FCC"). The PC-EPhone could not be sold in the United States until such FCC approval had been granted which limited the Company's ability to make sales. After the first quarter, on April 27, 2001, the FCC granted approval for the PC-EPhone (800 Mhz
CDMA). Accordingly, production is expected to begin in the near future and sales are expected to begin in the third quarter of this year.

General and administrative expenses increased by $742,487 in the three months ending March 31, 2001 compared to the same period in 2000, which primarily reflects an increase in: (a) marketing and promotion expenses; (b) consulting and management fees expenses; (c) amortization expense associated with the distribution rights obtained from Cyberbank; and (d) non-cash expenses associated with granting options to consultants at less than market value. Since the Company did not initiate its new business until the latter part of year 2000, the Company expected general and administrative expenses to increase in 2001 compared to year 2000 to reflect an increase in active operations.

In the first quarter of 2001, the Company was represented at the Consumer Electronics Show in Las Vegas, as well as the CEBIT trade show in Germany, both of which were primary causes of the increase in marketing and promotion expenses as well as the increase in travel expenses. Consulting and management fees expenses increased due to the additional efforts associated with attempts to raise financing and efforts to develop the distribution network for the PC-EPhone. The amortization of the distribution rights is on a straight-line basis over the term of the agreement. In the first quarter of 2000, three of 86 months were amortized. In addition to a full year of management fees, expenses are expected to increase in connection with increased advertising and increased attendance by the Company at trade shows and events, as well as an increase in corporate filings and legal fees. During the quarter, the Company granted 225,000 options to certain consultants on certain terms and conditions which are noted below. Subsequent to March 31, 2001, a total of 150,000 of these options were cancelled. Because these options were granted at a value, which was below market value at that time, the Company reported an expense of $128,842, based on 37,500 vested options.

The Company realized a net loss in the three months ended March 31, 2001 of $897,540 or $0.06 per share, compared to a net loss of $26,211, or $0.003, in the three months ended March 31, 2000.

Liquidity and Capital Resources

As of March 31, 2001, the Company had a working capital deficit of $611,533 compared to a deficit of $160,795 in the first quarter of 2000. The Company has been unable to secure any short-term bank financing to address the working capital deficiency and does not expect to be able to secure such bank financing unless operations increase. The Company has been financing its operations primarily from related-party loans. Significant additional financing is required before the end of 2001 in order to meet the Company's cash needs.

The Company, through PC-EPhone, Ltd., is obligated by the Distribution Agreement to sell a minimum of 500,000 PC-EPhones during each 12-month period. PC-EPhone Ltd., has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. The first purchase order was completed in fiscal 2000. On February 8, 2001 the Company executed a letter agreement with Cyberbank, whereby Cyberbank deferred the second purchase until fifteen (15) business days after Cyberbank forwards final, written confirmation of FCC approval to the Company, which occurred on April 30, 2001. The Company's obligation to pay the $2,000,000 is due on May 21, 2001.

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

Subsequent to the end of the first quarter of 2001, Cyberbank Corp. was granted FCC approval of the PC-EPhone, which enables PC-EPhone units to be sold in the United States. However, the PC-EPhones must also obtain carrier approval in
order for the product to be completely functional.   If carrier approvals are
not granted, the Company will not be able to effectively commence its sales program, thus precluding development of any revenues. The Company's ability to continue as a going concern is dependent on its ability to raise capital, arrange loans or continue development of sales of the PC-EPhone to sustain operations. These factors, particularly with respect to the Company's lack of established source of revenue, raise substantial doubt that the Company will be able to continue as a going concern. The Company expects carrier approvals to be forthcoming, however there can be no assurance in this regard. The Company has been advised by Cyberbank Corp. that an application has been made to Industry Canada for approval of the PC-EPhone in Canada but this approval has not been obtained yet.

Other

On February 9, 2001 the Company, Cyberbank and FutureCom Global Inc. ("FutureCom"), the exclusive subdistributor of the PC-EPhone in the United States and Canada, entered into a tri-party agreement (the "Tri-Party Agreement") that clarified some of the terms of the contractual relationships among the three companies. The Tri-Party Agreement calls for a purchase order supported by a letter of credit to be issued at least three (3) months prior to the shipment dates of PC-EPhone units to be ordered. FutureCom is currently in negotiations to establish one or more letters of credit in order to fulfil its obligations under the subdistribution agreement and the Tri-Party Agreement, however no such letters of credit have been established to date.

Effective February 27, 2001, the Company executed an option agreement with Euromerica Capital Group Inc. ("Euromerica"). In consideration for Euromercia providing consulting services to the Company, Euromerica was granted an option to purchase a total of 25,000 shares of Common Shares of the Company at $3.00 per share on or before November 30, 2001. As of May 1, 2001, 12,500 of these options were vested and exercisable.

Effective February 27, 2001, the Company executed an option agreement with Alexander Wurm. In consideration for Mr. Wurm providing consulting services to the Company, Mr. Wurm was granted an option to purchase a total of 100,000 shares of the Company at $3.00 per share on or before February 1, 2003. As of May 2, 2001, the Company terminated the option agreement along with the 75,000 unvested options, leaving a balance of 25,000 options vested and exercisable.

Effective February 27, 2001, the Company executed an option agreement with Marketing Services, a German company. In consideration for Marketing Services providing consulting services to the Company, Marketing Services was granted an option to purchase a total of 100,000 shares of the Company at $3.00 per share on or before February 1, 2003. As of May 2, 2001, the Company terminated the option agreement along with the 75,000 unvested options, leaving a balance of 25,000 options vested and exercisable.

The Company is conducting a financing, through a private placement memorandum dated March 1, 2001, in which the Company is seeking to raise $9,000,000 through the sale and issuance of 3,000,000 common shares as $3.00 per share. As of March 31, 2001, no subscriptions had been received and accepted by the Company.

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not materially exposed to foreign currency and interest rate changes as it deals primarily in U.S. dollars and has very few loans outstanding. However, Cyberbank may be subject to foreign currency risks and interest rate changes in connection with its dealings with its suppliers who may be based in foreign countries.

The Company does not currently hedge the foreign currency exposure that results from the translation of foreign subsidiary financial statements into U.S. dollars in consolidation. The Company intends to assess the need to utilize financial instruments to hedge foreign currency exposures on an ongoing basis.



                           PART II - OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS.

None.


Item 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On November 10, 2000 the Company received subscriptions for 75,000 shares of its Common Shares from two accredited investors at a price of $3.00 per share for an aggregate purchase price of $225,000. These shares were subsequently issued on February 17, 2001. With respect to such issuances, the Company relied upon the exemption from registration provided by Rule 506 under Regulation D promulgated under the Act.

As of March 31, 2001, the Company had a working capital deficit of $611,533 compared to a deficit of $160,795 in the first quarter of 2000. The Company has been unable to secure any short-term bank financing to address the working capital deficiency and does not expect to be able to secure such bank financing unless operations increase. In the first quarter of 2001, the Company has been financing its operations primarily from related-party loans. Significant additional financing is required before the end of 2001 in order to meet the Company's cash needs.

Item 3   DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5   OTHER INFORMATION.

None.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

10.1     (1) Letter Agreement dated February 8, 2001 between the Company and
             Cyberbank Corp. - incorporated by reference under the Company's Form 10-KSB-A filed with the Securities & Exchange Commission on April 17, 2001 as Exhibit 10.1.
10.2     (1) Tri-Party Agreement dated February 9, 2001 among the Company,
             Cyberbank Corp. and FutureCom Global, Inc. - incorporated by reference under the Company's Form 10-KSB-A filed with the Securities & Exchange Commission on April 17, 2001 as Exhibit 10.2.
11.1 A report on Form 8K was filed with the Securities & Exchange Commission on May 8, 2001.

(1)      Confidential Treatment Requested

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2001

PC-EPHONE, INC.



By:  /s/ Douglas Yee

Douglas Yee
President, Treasurer & Director