Form 10KSB/A
period 2000-12-31
PC EPHONE INC
filed 2001-06-08
CIK 1066651

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

                                PC-EPhone, Inc.
                       ---------------------------------
                         Name of Small Business Issuer

                            Nevada                                                      98-0197707
- ----------------------------------------------------------------------  -------------------------------------------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                Suite 515, 3440 Wilshire Blvd,
                   Los Angeles, California                                                   90010
- ----------------------------------------------------------------------  -------------------------------------------
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

The PC-EPhone is a "multi" product with a broad array of functions, including the following:

- ------------------------------------------------------------------------------
Personal Computer              .  Pocket Word
                               .  Address Book
                               .  Scheduler
                               .  Memo
                               .  Recorder
                               .  MS Pocket Office installable
- ------------------------------------------------------------------------------

- ------------------------------------------------------------------------------
Mobile Phone                   .  Built-in Microphone and Speaker
                               .  Head Set Communication
                               .  Data Communication Including SMS
                               .  Wireless Communication with a Stylus Handset
- ------------------------------------------------------------------------------
Wireless Internet              .  Direct Web Surfing (IE 4.0 CE)
                               .  Internet Mail (SMTP/POP, IMAP)
                               .  Chat Line Capabilities
                               .  Tel Net Capabilities
- ------------------------------------------------------------------------------
Multimedia & others            .  Gaming
                               .  MP3 Player
                               .  MPEG Video
                               .  Handwriting Recognition
                               .  Hand-held Navigation System (GPS)
                               .  Cyber Stock Trading and Banking
                               .  Compact Flash Memory
- ------------------------------------------------------------------------------

New Products & Features

Cyberbank intends to continue to upgrade and refine the PC-EPhone. Cyberbank has advised the Company that the PC-EPhone is expected to have the following additional features available in the near future:

- ------------------------------------------------------------------------------
Other Plug-ins and Add-on      .  Wireless Payment System
Functions                      .  Video phone (video conferencing)
                               .  Web phone
                               .  Digital camera
                               .  Bar code scanner
                               .  Wireless printer
                               .  Hard disk
                               .  Plug & talk for GSM or CDMA module

- ------------------------------------------------------------------------------


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

                             Performance Comparison
                             ----------------------

- -------------- --------------------- ---------------------- --------------------- ---------------------
    Item        PC-EPHONE                  Palm VIIx             Compaq iPAQ         HP Jornada 540
- -------------- --------------------- ---------------------- --------------------- ---------------------
Product         PDA   +    CDMA   +   PDA + Wireless         PDA                   PDA
Concept         Bluetooth             Modem (Data only)
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Voice           Yes                   No                     No                    No
Communication
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Wireless                                                     Limited (possible     Limited (possible
Data            Yes                   Yes                    when connected        when connected
Communication                                                with cell phone)      with cell phone)
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Wireless                                                     Limited (possible     Limited (possible
Internet        Yes (Unlimited)       Yes (Limited to        when connected        when connected
Access                                text)                  with cell phone)      with cell phone)
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
CPU             206 MHz RISC chip                            206 MHz RISC chip
                (Intel `Strong        Low CPU speed          (Intel `Strong        133MHz Hitachi SH3
                Arm' 1110)                                   Arm' 1110)
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Memory          32MB Flash Memory     8MB storage capacity   16MB ROM              16MB ROM
                32MB RAM                                     32MB RAM              16MB RAM
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Display         640x480 resolution                           240x320 resolution
                4" 256 Color TFT                             2.26x3.02" color      240x320 resolution
                LCD Touch screen      Mono backlit display   TFT LCD               Color TFT LCD
                                                             Touch screen          Touch screen
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Interface       CDMA (MSM3000 chip)
                IrDA / Bluetooth      IrDA                   IrDA                  IrDA
                CompactFlash slot     Wireless Modem         CompactFlash slot     CompactFlash slot
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Operating       Windows CE 3.00       Palm OS 3.5            Windows Powered      MS Windows for
System                                                       Pocket PC S/W         Pocket PC
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Built-in        Serial port                                                        Serial port, USB
                (RS-232C)             Built-in connector     USB & Serial port     cradle
                Microphone, Speaker   to attach expansion    Microphone, Speaker   Microphone, Speaker
                Audio out jack        devices                Audio out jack        Audio out jack
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Power           Lithium ion
                rechargeable                                                       Lithium ion
                battery               2 AAA batteries       Lithium Polymer        rechargeable
                (PDA 4H, Phone 6H,    last 2 to 4 weeks                            battery
                Standby time 60H)                                                  8 hours
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Size            127H  x  102W x 22D
                (mm)
                                      133H x  82.5W  x 19D   129.7H  x  83.3W  x   130H  x  78W  x 16D
                Bluetooth Hand        (mm)                   15.7D (mm)            (mm)
                set:  120H  x 20W x
                13.4D
- -------------- --------------------- ---------------------- --------------------- ---------------------
- -------------- --------------------- ---------------------- --------------------- ---------------------
Weight          299 grams with        190 grams with         178 grams with        260 grams with
                battery               batteries              battery               battery
- -------------- --------------------- ---------------------- --------------------- ---------------------

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

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance for revenue recognition under certain circumstances. SAB 101 is effective beginning in the fourth quarter of fiscal 2000. Implementation of SAB 101 did not change the Company's existing revenue recognition policies and therefore has not had a material effect on the Company's financial position or results of operations.

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
                                                               ===========           ==========            =========

Nature and Continuance of Operations - Note 1
Commitments - Notes 7 and 9
Subsequent Events - Notes 7, 9 and 16

APPROVED BY THE DIRECTORS:



/s/ Douglas Yee,  Director                    /s/ Terrence King, Director
- ----------------                              ------------------

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



                                                                       Common Shares       Additional
                                                                       -------------         Paid-in
                                                                       #       Par Value     Capital        Deficit        Total
                                                                   ----------  ---------     -------                       -----
Issued for cash pursuant to offering memorandum - $0.015           10,047,167    $10,047   $   140,661   $          -   $  150,708

Net loss for the period                                                     -          -             -        (29,916)     (29,916)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 1998                                         10,047,167     10,047       140,661        (29,916)     120,792

Net loss for the year                                                       -          -             -       (238,580)    (238,580)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 1999                                         10,047,167     10,047       140,661       (268,496)    (117,788)
Issued pursuant to debt settlement agreements - $0.10 - Note 11     2,500,000      2,500       247,500              -      250,000
Issued pursuant to acquisition of distribution rights - $2.70 -
 Note 11                                                            3,500,000      3,500     9,446,500              -    9,450,000
Issued for cash pursuant to subscription agreements - $3.00            75,000         75       224,925              -      225,000
- - commission                                                                -          -        (5,250)             -     (5,250)
Net loss for the year                                                       -          -             -       (688,640)    (688,640)
                                                                   ----------     ------    ----------    -----------    ----------
Balance, December 31, 2000                                         16,122,167    $16,122   $10,054,336   $   (957,136)  $9,113,322
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

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which is effective the beginning of the fourth quarter of fiscal 2000. Adopting this Bulletin did not have a material impact on the company's financial position, results of operations or cash flows.
        . Adopting this Bulletin did not have a material impact on the company's financial position, results of operations or cash flows.

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

DOUGLAS YEE (Age 32), President, Treasurer, and a Director of the Company.   Mr.
- --------------------------------------------------------------------------
Yee has been a director of the Company since September 12, 2000. Mr. Yee was the Director of Finance of Conor Pacific Environmental Technologies Inc. from 1997 to June 2000. From 1996 to 1997, Mr. Yee was Treasurer and Corporate Controller of Triton Mining Corporation. At Royal Oak Mines Inc., between 1992 and 1996, Douglas Yee worked in various positions: Controller, Manager of Taxation, Assistant Treasurer and Corporate Accountant. All these companies are or were listed on the Toronto Stock Exchange ("TSE"). Mr. Yee has been involved in the analysis and acquisition of several companies. He has participated in contract negotiations, reviewed joint venture agreements and prospectuses, and prepared numerous financial schedules. Mr. Yee is a Chartered Accountant and graduated with honors from the University of British Columbia in 1990 with a Bachelor of Commerce in Accounting. Mr. Yee has taught several courses at the School of Chartered Accountancy and the Institute of Chartered Accountants of British Columbia.

TERRENCE E. KING (Age 45), a Director of the Company.  Mr. King is a lawyer and
- -----------------------------------------------------
is a principal at Holmes & King, an Association of Lawyers and Law Corporations. Mr. King was admitted to the British Columbia Bar in 1982 and is a member of the British Columbia Law Society and Canadian Bar Association. Mr. King graduated from the University of British Columbia with a Bachelor of Arts (Political Science) and, subsequently, a Bachelor of Law in 1982. Mr. King was a partner with the law firm of Ferguson Gifford from 1987 to 1991. Mr. King established Terrence E. King Law Corporation in 1991 and is presently practicing law in association with Holmes & King, an association of lawyers and law corporations. Mr. King's principal area of law practice is Securities and Corporate Finance, Corporate and Commercial. Mr. King is presently a secretary of Prospector International Resources Inc., a publicly traded company whose shares are traded on the Canadian Venture Exchange. From 1996 to 1998,

Mr. King was a director of South Duval Gold Corp., a company whose shares were previously listed on the Canadian Venture Exchange.

NEGAR TOWFIGH (Age 28), Director and Secretary of the Company.  Ms. Towfigh has
- --------------------------------------------------------------
been a director of the Company since February 16, 1999. Ms. Towfigh is Corporate Secretary of First Goldwater Resources Inc., as well as Vice President and Secretary of Habanero Resources Inc. Ms. Towfigh runs her own consulting firm where she specializes in structuring companies from incorporation to a listing on the CDNX or OTCBB; she assists companies with initial public offerings; and handles all regulatory filings. She has previously been employed in the investment industry with several brokerage houses including Canaccord Capital Corporation, Nesbitt Burns Inc., RBC Dominion and Pacific International Securities Inc. She graduated with a Bachelor of Commerce in Finance from the University of British Columbia in 1995.

DON-GIL PARK (Age 42) a Director of the Company.  Mr. Park is a Senior Executive
- ------------------------------------------------
Director with Cyberbank Corp., a private Korean company. He has overseen overseas marketing development for Cyberbank since June 2000 for Cyberbank. From September 1994 to June 2000, Mr. Park was in the marketing field with SK Telecom, a telecom carrier. Mr. Park is not currently a director or officer of any other publicly traded corporation. Mr. Park graduated from the Korea University in Seoul, Korea with a Bachelor of Economics.

JAEKIL SONG (Age 36) a Director of the Company.  Mr. Song is a general manager
- -----------------------------------------------
of Cyberbank Corp. since March 29, 2000. Mr. Song oversaw overseas investments for Hyundai International's Merchant Banking division from January 3, 1990 until September 13, 1999. Subsequently, Mr. Song was an investment banker with Choheung Bank from September 13, 1999 to March 18, 2000. Mr. Song is not currently a director or officer of any other publicly traded corporation. Mr. Song graduated with a Bachelor of Business Administration from the Korea University in Seoul, Korea. He went on to the University of Pennsylvania, where he earned his Masters of Business Administration in Finance.

JIN LEE (Age 41) Chief Technology Officer.  Mr. Lee  has been the President of
- ------------------------------------------
Internet Interworld Inc., an Internet service provider, since November 1996. From 1995 to 1996 Mr. Lee worked as a visiting professor in the Department of Electrical Engineering at the University of British Columbia. Mr. Lee graduated from California State University with a Masters in Computer Science in 1989.
Mr. Lee is not currently a director or officer of any other publicly traded corporation.

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

- -------------------------------------------------------------------------
                        SUMMARY COMPENSATION TABLE
- -------------------------------------------------------------------------
                           Annual Compensation
- -------------------------------------------------------------------------
- -------------------------------------------------------------------------

Name and Principle             Year                   Salary ($)
 Position
- -------------------------------------------------------------------------
Douglas Yee                    2000                    22,500
President &
Director (1)
- -------------------------------------------------------------------------
Graeme Sewell                  2000                    24,000
Former President &
Director (2)                   1999                    30,000
- -------------------------------------------------------------------------
Allen Sewell
Former President &             2000                    32,000
Director (3)
                               1999                    40,000

- -------------------------------------------------------------------------

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


      Signature                        Title                 Date
      ---------                        -----                 ----

/s/ Douglas Yee                  President, Treasurer
- ------------------------------   and Director            June 8, 2001
      Douglas Yee


/s/ Terrence King                Director
- ------------------------------                           June 8, 2001
      Terrence King


/s/ Negar Towfigh                Secretary and             June 8, 2001
- ------------------------------   Director
      Negar Towfigh

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

(1) Confidential Treatment Requested

                                                                     Exhibit 2.1

                            NEWLANDS OIL & GAS INC.

7th of November, 2000
Morningstar Capital Inc.
c/o Voyager Financial Services Ltd.
129 Front Street
Hamilton, Bermuda HM12


Dear Sirs:

              Re:     PEACE FOR THE NEW MILLENNIUM LTD.
              -----------------------------------------

This will confirm our offer to acquire from you all 12,000 shares of US$1.00 each (the "Shares") in the capital of Peace For The New Millennium Ltd. (the "Company") upon the terms and subject to the conditions set forth below:

1.     Consideration
       -------------

The total consideration for the Shares will be US$3,700.00 which shall be paid by cheque drawn on the US$ Trust Account of Cox Hallett Wilkinson and tendered upon completion.

2.     Binding Agreement/Completion

2.1 A binding agreement will arise upon your executing and returning a copy of this letter after which you will procure that there shall be held a meeting of the board of directors of the Company at which there shall be duly passed resolutions:

       i)  approving the share transfer referred to in 2.2 below;

       ii) accepting the resignations referred to in 2.2 below and appointing our nominees to fill the vacancies created by such resignations;

2.2 As soon as practicable after the meeting described in 2.1 above completion shall take place when the following shall occur:

     (i)  you will deliver or procure the delivery of the following:

          a) duly executed resolution for all the Shares in favor of us, together with the relevant share certificates;

          b) the written resignation of all directors and officers of the Company from their offices, which resignation shall include their written confirmation that they have no outstanding claims against the Company for of the office in question or otherwise arising;

          c) the Certificate of Incorporation, Memorandum of Association, By-Laws, Minute Books, share register, register of directors and officers, common seal, share certificates and all books and records of the Company including, without limitation all cancelled and un-issued share certificates and signed minutes of the Company;

     (ii) we will deliver the cheque for Consideration.

3.   Condition Precedent
     -------------------

Our obligation to complete the sale and purchase of the Shares shall be conditional upon our obtaining the approval of the Bermuda Monetary Authority thereto and approval by the Board of Directors of Newlands Oil & Gas Inc.

4.   Representations and warranties
     ------------------------------

We are purchasing the Shares on the basis of the following representations and warranties by you:

     (i) that the Shares constitute the entire authorised and issued share capital of the Company and are free and clear of all liens and encumbrances;

     (ii) that the Shares may be sold and transferred to us without the consent of any third party other than the Bermuda Monetary Authority;

     (iii) that the Company has not conducted material business since it was incorporated and has no creditors except for legal fees for its incorporation to Cox Hallett Wilkinson which will be paid from the proceeds hereof.

5.   Change of Name
     --------------

We undertake forthwith following completion to procure the change of name of the Company.

6. This Agreement shall be governed and construed in accordance with Bermuda law.


Kindly confirm your agreement to the foregoing by signing and returning a copy of this letter.

Yours faithfully,

/s/ Douglas Yee
Director
Newlands Oil & Gas Inc.



I agree with the above terms of this letter of agreement.

/s/                                         November 7, 2001
- ------------------------------------------------------------------------------
Morningstar Capital Inc.                    Date

Per:
    ----------------------------------

                                                                       Exhibit 3


DEAN HELLER
Secretary of State
101 North Carson Street, Suite 3
Carson City, Nevada 89701-4785
(775) 684- 5708


                           Certificate of Amendment
                      (Pursuant to NRS 78.385 and 78.390)



             Certificate of Amendment to Articles of Incorporation
             -----------------------------------------------------

                        For Nevada Profit Corporations
                        ------------------------------

         (Pursuant to NRS 78.385 and 78.390 - After Issuance of Stock)

                              Remit in Duplicate





Name of corporation:                                     Newlands Oil & Gas Inc.

The articles have been amended as follows (provide article numbers, if available):

Article I : The Name of the corporation is: PC-EPhone, Inc.

3. The vote by which the stockholders holding shares in the corporation entitling them to exercise at least a majority of the voting power, or such greater proportion of the voting power as may be required in the case of a vote by classes or series, or as may be required by the provisions of the articles of incorporation have voted in favor of the amendment is: 100%

Signatures (Required):


/s/ Douglas Yee                                  /s/ Negar Towfigh
- --------------------------------                 -----------------------------
President or Vice President         and          Secretary or Asst. Secretary.

*If any proposed amendment would alter or change any preference or any relative or other right given to any class or series of outstanding shares, then the amendment must be approved by the vote, in addition to the affirmative vote otherwise required, of the holders of shares representing a majority of the voting power each class or series affected by the amendment regardless of limitations or restrictions on the voting power thereof.


IMPORTANT: Failure to include any of the above information and remit the proper fees may cause this filing to be rejected.

                           ARTICLES OF INCORPORATION

                                      OF

                            NEWLANDS OIL & GAS INC.

                                   ARTICLE I

The name of the corporation is Newlands Oil & Gas Inc. (the "Corporation").

                                  ARTICLE II

The purposes for which the Corporation is organized and its powers are to engage in all lawful business, and to have, enjoy, and exercise all of the rights, powers, and privileges conferred upon corporations incorporated pursuant to Nevada law, whether now or hereafter in effect, and whether or not herein specifically mentioned.

                                  ARTICLE III

The amount of total authorized capital stock which the Corporation shall have authority to issue is 50,000,000 shares of common stock, each with $0.001 par value, and 1,000,000 shares of preferred stock, each with $0.01 par value. To the fullest extent permitted by the laws of the State of Nevada (currently set forth in NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the Corporation.

                                  ARTICLE IV

The business and affairs of the Corporation shall be managed by a Board of Directors which shall exercise all the powers of the Corporation except as otherwise provided in the Bylaws, these Articles of Incorporation or by the laws of the State of Nevada. The number of members of the Board of Directors shall be set in accordance with the Company's Bylaws; however, the initial Board of Directors shall consist of one member. The name and address of the person who shall serve as the director until the first annual meeting of stockholders and until his successors are duly elected and qualified is as follows:

Name                                  Address
- ----                                  -------

Allen Charles Sewell          #604 - 750 W. Pender Street
                              Vancouver, British Columbia
                              V6C 2T7 CANADA

                                   ARTICLE V

The name and address of the incorporator of the Corporation is Craig A. Stoner, 455 Sherman Street, Suite 300, Denver, Colorado 80203.

                                  ARTICLE VI

To the fullest extent permitted by the laws of the State of Nevada (currently set forth in NRS 78.037), as the same now exists or may hereafter be amended or supplemented, no director or officer of the Corporation shall be liable to the Corporation or to its stockholders for damages for breach of fiduciary duty as a director or officer.

                                  ARTICLE VII

The Corporation shall indemnify, to the fullest extent permitted by applicable law in effect from time to time, any person against all liability and expense (including attorneys' fees) incurred by reason of the fact that he is or was a director or officer of the Corporation, he is or was serving at the request of the Corporation as a director, officer, employee, or agent of, or in any similar managerial or fiduciary position of, another corporation, partnership, joint venture, trust or other enterprise. The Corporation shall also indemnify any person who is serving or has served the Corporation as a director, officer, employee, or agent of the Corporation to the extent and in the manner provided in any bylaw, resolution of the shareholders or directors, contract, or otherwise, so long as such provision is legally permissible.

                                 ARTICLE VIII

The owners of shares of stock of the Corporation shall not have a preemptive right to acquire unissued shares, treasury shares or securities convertible into such shares.

                                  ARTICLE IX

Only the shares of capital stock of the Corporation designated at issuance as having voting rights shall be entitled to vote at meetings of stockholders of the Corporation, and only stockholders of record of shares having voting rights shall be entitled to notice of and to vote at meetings of stockholders of the Corporation.

                                   ARTICLE X

The initial resident agent of the Corporation shall be the Corporation Trust Company of Nevada, whose street address is 1 East 1st Street, Reno, Nevada 89501.

                                  ARTICLE XI

The provisions of NRS 78.378 to 78.3793 inclusive, shall not apply to the Corporation.

                                  ARTICLE XII

One-third of the votes entitled to be cast on any matter by each shareholder voting group entitled to vote on a matter shall constitute a quorum of that voting group for action on that matter by shareholders.

                                 ARTICLE XIII

The holder of a bond, debenture or other obligation of the Corporation may have any of the rights of a stockholder in the Corporation to the extent determined appropriate by the Board of Directors at the time of issuance of such bond, debenture or other obligation.

IN WITNESS WHEREOF, the undersigned incorporator has executed these Articles of Incorporation this 15th day of June, 1998.


                                   By   /s/ Craig A. Stoner
                                     ------------------------------------
                                        Craig A. Stoner
                                        Incorporator

STATE OF COLORADO               )
                                )ss.
CITY AND COUNTY OF DENVER       )


Personally appeared before me this 15th day of June, 1998, Craig A. Stoner, who, being first duly sworn, declared that he executed the foregoing Articles of Incorporation and that the statements therein are true and correct to the best of his knowledge and belief.

My commission expires:                      Witness my hand and official seal.

       10/26/98                            /s/ Nancy J. Parks
- ----------------------------------        ----------------------------------
                                          Notary Public
                                          455 Sherman Street, Suite 300
                                          Denver, Colorado 80203

                   CERTIFICATE OF ACCEPTANCE OF APPOINTMENT
                               BY RESIDENT AGENT

The undersigned, Corporation Trust Company of Nevada, with address at One East First Street, Town of Reno, County of Washoe, State of Nevada, hereby accepts the appointment as Resident Agent of Newlands Oil & Gas Inc. in accordance with NRS 78.090.

In Witness Whereof, I have hereunto set my hand this 16th day of June, 1998.
                                                     -----

                                            CT CORPORATION SYSTEM

                                                 /s/ Marcia J. Sunahara
                                            ------------------------------------
                                                 Signature

                                                 Marica J. Sunahara
                                            ------------------------------------
                                                 Print Name

                                                 Special Asst. Secretary
                                            ------------------------------------
                                                 Title

                                                                    Exhibit 10.1

                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
         ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
         ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President
                                       Address:  2505 East 5th Avenue
                                                 Vancouver, BC V5M 1M8

                                                                    Exhibit 10.2

                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
            ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
            ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Negar Towfigh
                                         -----------------------------
                                       Name:     Negar Towfigh
                                       Title:    Director, Secretary
                                       Address:  1403 Chippendale Road
                                                 West Vancouver, BC V7S 2N7

                                                                    Exhibit 10.3


                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
            ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
            ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Terence E. King
                                         -----------------------------
                                       Name:     Terence E. King
                                       Title:    Director
                                       Address:  1300-1111 West Georgia Street
                                                 Vancouver, BC V6E 4M3

                                                                    Exhibit 10.4
                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
            ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
            ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                             /s/ Alan Crawford
                                         -----------------------------
                                       Name:     Alan Crawford
                                       Title:    Director
                                       Address:  4 - 1609 Balsam Street
                                                 Vancouver, BC V6K 3L9

                                                                    Exhibit 10.5

                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
         ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
         ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Greg C. Burnett
                                         -----------------------------
                                       Name:     Greg C. Burnett
                                       Title:    Director
                                       Address:  604 - 750 West Pender Street
                                                 Vancouver, BC V6C 2T7

                                                                    Exhibit 10.6


                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
            ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
            ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Jin Lee
                                         -----------------------------
                                       Name:     Jin Lee
                                       Title:    CTO
                                       Address:  1890 - 401 West Georgia Street
                                                 Vancouver, BC V6B 5A1

                                                                    Exhibit 10.7



                            INDEMNIFICATION AGREEMENT
                            -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                  AGREEMENT
                                  ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
            ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
            ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                             /s/ Don-gil Park
                                         -----------------------------
                                       Name:     Don-gil Park
                                       Title:    Director
                                       Address:  102 - 1601 Sindonga Apt
                                                 Yongdu-dong, Dongdaemun-gu
                                                 Seoul Korea

                                                                    EXHIBIT 10.8

                           INDEMNIFICATION AGREEMENT
                           -------------------------


     INDEMNIFICATION AGREEMENT, dated as of this 1st day of March, 2001, by and between PC-EPhone, Inc., a Nevada corporation (the "Company"), and the director and/or officer whose name appears on the signature page of this Agreement ("Indemnitee").

                                   RECITALS
                                   --------

     A. Highly competent persons are becoming more reluctant to serve as directors or officers or in other capacities unless they are provided with reasonable protection through insurance or indemnification against risks of claims and actions against them arising out of their service to and activities on behalf of the corporations.

     B. The Board of Directors of the Company (the "Board" or the "Board of Directors") has determined that the Company should act to assure its directors and officers that there will be increased certainty of such protection in the future.

     C. It is reasonable, prudent and necessary for the Company contractually to obligate itself to indemnify such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Company free from undue concern that they will not be so indemnified.

     D. Indemnitee is willing to serve, to continue to serve and to take on additional service for or on behalf of the Company on the condition that Indemnitee be so indemnified.

                                   AGREEMENT
                                   ---------

     In consideration of the premises and the covenants contained herein, the Company and Indemnitee do hereby covenant and agree as follows:

     1.  Definitions.  For purposes of this Agreement:
         -----------

     (a) "Affiliate" shall mean any corporation, partnership, joint venture, trust or other enterprise in respect of which the Indemnitee is or was or will be serving as a director, officer, advisory director or Board Committee member at the request of the Company, and including, but not limited to, any employee benefit plan of the Company or any of the foregoing.

     (b) "Disinterested Director" shall mean a director of the Company who is not or was not a party to the Proceeding in respect of which indemnification is being sought by Indemnitee.

     (c) "Expenses" shall include all attorneys' fees and costs, retainers, court costs, transcripts, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees and all other disbursements or expenses incurred in connection with asserting or defending claims.

     (d) "Independent Counsel" shall mean a law firm or lawyer that neither is presently nor in the past five years has been retained to represent: (i) the Company or Indemnitee in any matter material to any such party or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any firm or person who, under the applicable standards of professional conduct then prevailing, would have a conflict of interest in representing any of the Company or Indemnitee in an action to determine Indemnitee's right to indemnification under this Agreement. All Expenses of the Independent Counsel incurred in connection with acting pursuant to this Agreement shall be borne by the Company.

     (e) "Losses" shall mean all losses, claims, liabilities, judgments, fines, penalties and amounts paid in settlement in connection with any Proceeding.

     (f) "Proceeding" includes any action, suit, arbitration, alternate dispute resolution mechanism, investigation, administrative hearing or any other proceeding whether civil, criminal, administrative or investigative; provided,
                                                                     --------
however, that the term "Proceeding" shall include any action instituted by an
- -------
Indemnitee (other than an action to enforce indemnification rights under this Agreement) only if such action is authorized by the Board of Directors.

     2.  Service by Indemnitee.  Indemnitee agrees to begin or continue to serve
         ---------------------
the Company or an Affiliate as a director and/or officer. Notwithstanding anything contained herein, this Agreement shall not create a contract of employment between the Company and Indemnitee, and the termination of Indemnitee's relationship with the Company or an Affiliate by either party hereto shall not be restricted by this Agreement.

     3.  Indemnification.  The Company agrees to indemnify Indemnitee for, and
         ---------------
hold Indemnitee harmless from and against, any Losses or Expenses at any time incurred by or assessed against Indemnitee arising out of or in connection with the service of Indemnitee as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an Affiliate (collectively referred to as an "Officer or Director of the Company or of an Affiliate"), whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an Officer or Director of the Company or of an Affiliate, to the fullest extent permitted by the laws of the State of Nevada in effect on the date hereof or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification. Without diminishing the scope of the indemnification provided by this Section 3, the rights of indemnification of Indemnitee provided hereunder shall include but shall not be limited to those rights set forth hereinafter.

     4.  Action or Proceeding Other Than an Action by or in the Right of the
         -------------------------------------------------------------------
Company.  Indemnitee shall be entitled to the indemnification rights provided
- -------
herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding, other than an action by or in the right of the Company, by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or
(b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding, if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company and, with respect to any criminal Proceeding, had no reasonable cause to believe his conduct was unlawful.

     5.  Actions by or in the Right of the Company. Indemnitee shall be entitled
         -----------------------------------------
to the indemnification rights provided herein if Indemnitee is a person who was or is made a party or is threatened to be made a party to any pending, completed or threatened Proceeding brought by or in the right of the Company to procure a judgment in its favor by reason of (a) the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate or (b) anything done or not done by Indemnitee in any such capacity. Pursuant to this Section, Indemnitee shall be indemnified against Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection with any Proceeding if Indemnitee acted in good faith and in a manner Indemnitee reasonably believed to be in or not opposed to the best interests of the Company. Notwithstanding the foregoing provisions of this Section, no such indemnification shall be made in respect of any claim, issue or matter as to which Nevada law expressly prohibits such indemnification by reason of an adjudication of liability of Indemnitee to the Company; provided, however, that
                                                        --------  -------
in such event such indemnification shall nevertheless be made by the Company to the extent that the court in which such action or suit was brought shall determine equitable under the circumstances.

     6.  Indemnification for Losses and Expenses of Party Who is Wholly or
         -----------------------------------------------------------------
Partly Successful.  Notwithstanding any provision of this Agreement, to the
- -----------------
extent that Indemnitee has been wholly successful on the merits or otherwise absolved in any Proceeding on any claim, issue or matter, Indemnitee shall be indemnified against all Losses or Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith. If Indemnitee is not wholly successful in such Proceeding but is successful, on the merits or otherwise, as to one or more but less than all claims, issues or matters in such Proceeding, the Company agrees to indemnify Indemnitee, to the maximum extent permitted by law, against all Losses and Expenses incurred by Indemnitee in connection with each successfully resolved claim, issue or matter. In any review or Proceeding to determine the extent of indemnification, the Company shall bear the burden of proving any lack of success and which amounts sought in indemnity are allocable to claims, issues or matters which were not successfully resolved. For purposes of this Section and without limitation, the termination of any such claim, issue or matter by dismissal with or without prejudice shall be deemed to be a successful resolution as to such claim, issue or matter.

     7.  Payment for Expenses of a Witness.  Notwithstanding any other provision
         ---------------------------------
of this Agreement, to the extent that Indemnitee is, by reason of the fact that Indemnitee is or was an Officer or Director of the Company or of an Affiliate, a witness in any Proceeding, the Company agrees to pay to Indemnitee all Expenses actually and reasonably incurred by Indemnitee or on Indemnitee's behalf in connection therewith.

     8.  Advancement of Expenses and Costs.  All Expenses incurred by or on
         ---------------------------------
behalf of Indemnitee (or reasonably expected by Indemnitee to be incurred by Indemnitee within three months) in connection with any Proceeding shall be paid promptly by the Company, and in any event in advance of the final disposition of such Proceeding within sixty days after the receipt by the Company of a statement or statements from Indemnitee requesting from time to time such advance or advances, whether or not a determination to indemnify has been made under Section 9. Such statement or statements shall evidence such Expenses incurred (or reasonably expected to be incurred) by Indemnitee in connection therewith and shall include or be accompanied by a written undertaking by or on behalf of Indemnitee to repay such amount if it shall ultimately be determined that Indemnitee is not entitled to be indemnified therefor pursuant to the terms of this Agreement. The right to indemnification of advances as granted by this
Section 8 shall be enforceable by the director or officer in any court of competent jurisdiction, if the Company denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such person's costs and expenses incurred in connection with successfully establishing his/her right to indemnification, in whole or in part, in any such action shall also be indemnified by the Company. It shall be a defense to any such action seeking an adjudication or award in arbitration pursuant to this Agreement (other than an action brought to enforce a claim for the advance of costs, charges and expenses under this Section 8 where the required undertaking, if any, has been received by the Company) that the claimant has not met the standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than said law permitted the Company to provide prior to such amendment), but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, its independent legal counsel and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he/she has met the applicable standard of conduct set forth in the Nevada General Corporation Law, as the same exists or hereafter may be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights that said law permitted the Company to provide prior to such amendment), nor the fact that there has been an actual determination by the Company (including its Board of Directors, its independent legal counsel and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.

     9.  Procedure for Determination of Entitlement to Indemnification.  (a)
         -------------------------------------------------------------
When seeking indemnification under this Agreement (which shall not include in any case the right of Indemnitee to receive payments pursuant to Section 7 and
Section 8 hereof, which shall not be subject to this Section 9), Indemnitee shall submit a written request for indemnification to the Company. Such request shall include documentation or information which is reasonably necessary for the Company to make a determination of Indemnitee's entitlement to indemnification hereunder and which is reasonably available to Indemnitee. Determination of Indemnitee's entitlement to indemnification shall be made promptly, but in no event later than 60 days after receipt by the Company of Indemnitee's written request for indemnification. The Secretary of the Company shall, promptly upon receipt of Indemnitee's request for indemnification, advise the Board that Indemnitee has made such request for indemnification.

     (b) The entitlement of Indemnitee to indemnification under this Agreement in respect of any pending, contemplated or threatened Proceeding shall be determined in the specific case by (a) the Board of Directors by a majority vote of a quorum consisting of those directors who were not party to such Proceeding, or (b) if such qourum is not obtainable, or if a quorum of disinterested directors so directs, by Independent Counsel in a written opinion, or (c) by the stockholders.

     (c) In the event the determination of entitlement is to be made by Independent Counsel, such Independent Counsel shall be selected by the Board and approved by Indemnitee. Upon failure of the Board to so select such Independent Counsel or upon failure of Indemnitee to so approve of the choice thereof, such Independent Counsel shall be selected by a neutral third party mutually agreeable among the Board and the Indemnitee to make such selection.

     (d) If the determination made pursuant to Section 9(b) is that Indemnitee is not entitled to indemnification to the full extent of Indemnitee's request, Indemnitee shall have the right to seek entitlement to indemnification in accordance with the procedures set forth in Section 10 hereof.

     (e) If the person or persons empowered pursuant to Section 9(b) hereof to make a determination with respect to entitlement to indemnification shall have failed to make the requested determination within 60 days after receipt by the Company of such request, the requisite determination of entitlement to indemnification shall be deemed to have been made and Indemnitee shall be absolutely entitled to such indemnification, absent (i) misrepresentation by Indemnitee of a material fact in the request for indemnification or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (f) The termination of any Proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of
                              ---------------
itself, adversely affect the rights of Indemnitee to indemnification hereunder, except as may be specifically provided herein, or create a presumption that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Company or create a presumption that (with respect to any criminal action or Proceeding) Indemnitee had reasonable cause to believe that Indemnitee's conduct was unlawful.

     (g) For purposes of any determination of good faith hereunder, Indemnitee shall be deemed to have acted in good faith if in taking an action Indemnitee relied on the records or books of account of the Company or an Affiliate, including financial statements, or on information supplied to Indemnitee by the officers of the Company or an Affiliate in the course of their duties, or on the advice of legal counsel for the Company or an Affiliate or on information or records given or reports made to the Company or an Affiliate by an independent certified public accountant or by an appraiser or other expert selected with reasonable care by the Company or an Affiliate. The Company shall have the burden of establishing the absence of good faith. The provisions of this
Section 9(g) shall not be deemed to be exclusive or to limit in any way the other circumstances in which the Indemnitee may be deemed to have met the applicable standard of conduct set forth in this Agreement.

     (h) The knowledge and/or actions, or failure to act, of any director, officer, agent or employee of the Company or an Affiliate shall not be imputed to Indemnitee for purposes of determining the right to indemnification under this Agreement.

     10. Remedies in Cases of Determination Not to Indemnify or to Advance
         -----------------------------------------------------------------
Expenses. (a)  In the event that (i) a determination is made that Indemnitee is
- --------
not entitled to indemnification hereunder, (ii) advances are not made pursuant to Section 8 hereof or (iii) payment has not been timely made following a determination of entitlement to indemnification pursuant to Section 9 hereof, Indemnitee shall be entitled to seek an adjudication in an appropriate court of the State of Nevada or any other court of competent jurisdiction as to Indemnitee's entitlement to such indemnification or advance.

     (b) In the event a determination has been made in accordance with the procedures set forth in Section 9 hereof, in whole or in part, that Indemnitee is not entitled to indemnification, any judicial proceeding or arbitration referred to in paragraph (a) of this Section 10 shall be de novo and Indemnitee
                                                         -- ----
shall not be prejudiced by reason of any such prior determination that Indemnitee is not entitled to indemnification, and the Company shall bear the burdens of proof specified in paragraphs 6 and 9 hereof in such proceeding.

     (c) If a determination is made or deemed to have been made pursuant to the terms of Section 9 or 10 hereof that Indemnitee is entitled to indemnification, the Company shall be bound by such determination in any judicial proceeding or arbitration in the absence of (i) a misrepresentation of a material fact by Indemnitee or (ii) a final judicial determination that all or any part of such indemnification is expressly prohibited by law.

     (d) The Company and Indemnitee agree that they shall be precluded from asserting that the procedures and presumptions of this Agreement are not valid, binding and enforceable. The Company and Indemnitee further agree to stipulate in any such court that the Company and Indemnitee are bound by all of the provisions of this Agreement and are precluded from making any assertion to the contrary.

     (e) To the extent deemed appropriate by the court, interest shall be paid by the Company to Indemnitee at a rate equal to the average Federal Funds rate in effect during the period commencing with the date on which Indemnitee requested indemnification (or reimbursement or advance of an Expense) and ending with the date on which such payment is made to Indemnitee by the Company (the "Interest Period") as published by the Wall Street Journal plus four percent 4% and shall apply to all amounts for which the Company indemnifies or is obliged to indemnify the Indemnitee over the duration of the Interest Period.

     11. Expenses Incurred by Indemnitee to Enforce this Agreement.  All
         ---------------------------------------------------------
Expenses incurred by Indemnitee in connection with the preparation and submission of Indemnitee's request for indemnification hereunder shall be borne by the Company. In the event that Indemnitee is a party to or intervenes in any proceeding in which the validity or enforceability of this Agreement is at issue or seeks an adjudication to enforce Indemnitee's rights under, or to recover damages for breach of, this Agreement, Indemnitee, if Indemnitee prevails in whole in such action, shall be entitled to recover from the Company, and shall be indemnified by the Company against, any Expenses incurred by Indemnitee. If it is determined that Indemnitee is entitled to indemnification for part (but not all) of the indemnification so requested, Expenses incurred in seeking enforcement of such partial indemnification shall be reasonably prorated among the claims, issues or matters for which the Indemnitee is entitled to indemnification and for claims, issues or matters for which the Indemnitee is not so entitled.

     12. Non-Exclusivity.  The rights of indemnification and to receive advances
         ---------------
as provided by this Agreement shall not be deemed exclusive of any other rights to which Indemnitee may at any time be entitled under or by reason of applicable law, any certificate of incorporation or by-laws, any agreement, any vote of stockholders or any resolution of directors or otherwise. To the extent Indemnitee would be prejudiced thereby, no amendment, alteration, rescission or replacement of this Agreement or any provision hereof shall be effective as to Indemnitee with respect to any action taken or omitted by such Indemnitee in Indemnitee's position with the Company or an Affiliate or any other entity which Indemnitee is or was serving at the request of the Company prior to such amendment, alteration, rescission or replacement.

     13. Duration of Agreement.  This Agreement shall apply to any claim
         ---------------------
asserted and any Losses and Expenses incurred in connection with any claim asserted on or after the effective date of this Agreement and shall continue until and terminate upon the later of: (a) 10 years after Indemnitee has ceased to occupy any of the positions or have any of the relationships described herein; or (b) one year after the final termination of all pending or threatened Proceedings of the kind described herein with respect to Indemnitee. This Agreement shall be binding upon the Company and its successors and assigns and shall inure to the benefit of Indemnitee and Indemnitee's spouse, assigns, heirs, devisee, executors, administrators or other legal representatives.

     14. Severability.  Should any part, term or condition hereof be declared
         ------------
illegal or unenforceable or in conflict with any other law, the validity of the remaining portions or provisions of this Agreement shall not be affected thereby, and the illegal or unenforceable portions of the Agreement shall be and hereby are redrafted to conform with applicable law, while leaving the remaining portions of this Agreement intact.

     15. Counterparts.  This Agreement may be executed in several counterparts,
         ------------
each of which shall be deemed an original, but all of which together shall constitute one and the same document.

     16. Headings.  Section headings are for convenience only and do not control
         --------
or affect meaning or interpretation of any terms or provisions of this Agreement.

     17. Modification and Waiver.  No supplement, modification or amendment of
         -----------------------
this Agreement shall be binding unless executed in writing by each of the parties hereto.

     18. No Duplicative Payment.  The Company shall not be liable under this
         ----------------------
Agreement to make any payment of amounts otherwise indemnifiable hereunder if and to the extent that Indemnitee has otherwise actually received such payment (net of Expenses incurred in collecting such payment) under this Agreement, any insurance policy, contract, agreement or otherwise.

     19. Notices.  All notices, requests, demands and other communications
         -------
provided for by this Agreement shall be in writing (including telecopier or similar writing) and shall be deemed to have been given at the time when mailed in a registered or certified postpaid envelope in any general or branch office of the United States Postal Service or Canada Post, or sent by Federal Express or other similar overnight courier service, addressed to the address of the parties stated below or to such changed address as such party may have fixed by notice or, if given by telecopier, when such telecopy is transmitted and the appropriate answer back is received.

     (a) If to Indemnitee, to the address appearing on the signature page hereof.

     (b)  If to the Company to:

          PC-EPhone, Inc.
          1388 - 885 West Georgia St.
          Vancouver, British Columbia, Canada V6C 3E8
          Attention: Corporate Secretary
          ---------

     20. GOVERNING LAW.  THE PARTIES AGREE THAT THIS AGREEMENT SHALL BE GOVERNED
          -------------
BY, AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF NEVADA WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PRINCIPLES THEREOF.

     21. Entire Agreement.  Subject to the provisions of Section 12 hereof, this
         ----------------
Agreement constitutes the entire understanding between the parties and supersedes all proposals, commitments, writings, negotiations and understandings, oral and written, and all other communications between the parties relating to the subject matter of this Agreement. This Agreement may not be amended or otherwise modified except in writing duly executed by all of the parties. A waiver by any party of any breach or violation of this Agreement shall not be deemed or construed as a waiver of any subsequent breach or violation thereof.

                          [Signature Page Follows]

      IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                       PC-EPHONE, INC.


                                       By    /s/ Douglas Yee
                                         -----------------------------
                                       Name:     Douglas Yee
                                       Title:    President


                                       INDEMNITEE:


                                       By    /s/ Jaekil Song
                                         -----------------------------
                                       Name:     Jaekil Song
                                       Title:    Director
                                       Address:  109 - 406 Jugong Apt.
                                                 Jungang-dong, Kwachon City
                                                 Kyonggi-do
                                                 Korea

                                                                    Exhibit 10.9


THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          NEXT MILLENNIUM MANAGEMENT LIMITED
          #522-625 Howe Street
          Vancouver, British Columbia  V6C 2T6  CANADA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $5,000.

(the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 50,000 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
B.Beckett                              )      /s/ Keith W. Balderson
- ----------------------------------            ----------------------------
                                       )     Authorized Signatory
1038 Cloverly Street, North Vancouver  )     Next Millennium Management Limited
- ----------------------------------

                                       )
Reception                              )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Inez Jesionowski                       )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      Next Millennium                 50,000                    $0.10
      Management Limited



2. The following Share Certificate representing shares in the capital of the Corporation Issued to Next Millennium Management Limited for 50,000 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      Next Millennium              50,000 Common Shares
      Management Limited


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.10

THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          SHAREHOLDERS,
          which consists of  thirteen entities (attached hereto as Schedule "A")

                      (hereinafter called the "Creditors")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:


A. As at the date hereof, the Debtor is indebted to the Creditors in the total amount of US $86,000.

       (the "Debt");

B. The Debtor has agreed to issue to the Creditors a total of 860,000 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditors have agreed to accept the said Shares in full satisfaction of the Debt;

       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditors hereby agree to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditors hereby agree that upon the issuance to it of the Shares, the Creditors release and forever discharge the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditors.

3. This Agreement and the rights of the Creditors under it may not be sold, conveyed or otherwise assigned by the Creditors without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts bearing original or facsimile signatures, each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Don De Cotiis
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     438336 BC Ltd.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Julie Ngyuen                           )     /s/ Nick De Cotiis
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
4220 Eton Street                       )     Fraser River Bridge Holdings Ltd.
- ----------------------------------
                                       )
Administrative Assistant               )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Graeme Sewell
- ----------------------------------           -----------------------------
                                       )     Graeme Sewell
928 Richards Street Vancouver, BC      )
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Negar Towfigh
928 Richards Street, Vancouver, BC     )
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
A. Crawford                            )
- ----------------------------------
                                       )     Authorized Signatory
4-1609 Balsam Street                   )     Scottish Holdings Ltd.
- ----------------------------------
                                       )
Vancouver, BC V6R 3C9                  )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
                                       )     /s/ Audley G. Williams - Director
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
                                       )     Prism Holdings Inc.
- ----------------------------------
                                       )
- ----------------------------------
                                       )

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
                                       )     /s/ Bradley Rudman
- ----------------------------------           -----------------------------
                                       )     Bradley Rudman
                                       )
- ----------------------------------
                                       )
- ----------------------------------
                                       )

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
                                       )     /s/ Martin Zalin
- ----------------------------------           -----------------------------
                                       )     Martin Zalin
                                       )
- ----------------------------------
                                       )
- ----------------------------------
                                       )

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Dorothy De Cotiis
- ----------------------------------           -----------------------------
                                       )     Dorothy De Cotiis
928 Richards Street, Vancouver, BC     )
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Marianne De Cotiis
- ----------------------------------           -----------------------------
                                       )     Marianne De Cotiis
928 Richards Street, Vancouver, BC     )
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Inez Jesionowski                       )     /s/ Richard Masana
- ----------------------------------           -----------------------------
                                       )     Richardo Masana
928 Richards Street, Vancouver, BC     )
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
                                       )     /s/ Allan Fabbro
- ----------------------------------           -----------------------------
                                       )     Allan Fabbro
                                       )
- ----------------------------------
                                       )
- ----------------------------------
                                       )

SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Gayle Nock                             )     /s/ Allen Sewell
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
                                       )     Brothers Oil & Gas Inc.
- ----------------------------------
                                       )
- ----------------------------------
                                       )



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Inez Jesionowski                       )     /s/ Alan Crawford
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

                   RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                         (THE "CORPORATION") PASSED WITHOUT MEETING

BE IT RESOLVED THAT:

  1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:

         Name                     No. of Common Shares               Price
         ----                     --------------------               -----

        438336 BC Ltd.                     150,000                   $0.10
        Fraser River Bridge Holdings Ltd.   75,000                   $0.10
        Graeme Sewell                       75,000                   $0.10
        Negar Towfigh                       30,000                   $0.10
        Scottish Holdings Ltd.              75,000                   $0.10
        Prism Holdings Inc.                 75,000                   $0.10
        Bradley Rudman                      60,000                   $0.10
        Martin Zalin                        20,000                   $0.10
        Dorothy De Cotiis                   75,000                   $0.10
        Marianne De Cotiis                  37,500                   $0.10
        Richardo Masana                     37,500                   $0.10
        Allan Fabbro                        75,000                   $0.10
        Brothers Oil & Gas Inc.             75,000                   $0.10

2. The following Share Certificate representing shares in the capital of the Corporation Issued to the following entities for a total of 860,000 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:

        Name                            No. of Common Shares
        ----                            --------------------

        438336 BC Ltd.                            150,000
        Fraser River Bridge Holdings Ltd.          75,000
        Graeme Sewell                              75,000
        Negar Towfigh                              30,000
        Scottish Holdings Ltd.                     75,000
        Prism Holdings Inc.                        75,000
        Bradley Rudman                             60,000
        Martin Zalin                               20,000
        Dorothy De Cotiis                          75,000
        Marianne De Cotiis                         37,500
        Richardo Masana                            37,500
        Allan Fabbro                               75,000
        Brothers Oil & Gas Inc.                    75,000

and that its name and other necessary particulars be entered in the registers of the Company.


/s/ Graeme Sewell
- ----------------------------------

                                  "Schedule A"

                                  Shareholders

Entity                              No. of Newlands Shares Entity is Selling

438336 BC Ltd.                                     150,000
Suite 300, 750 W. Pender St.
Vancouver, BC  V6C 2T7

Fraser River Bridge Holdings Ltd.                   75,000
Suite 300, 750 W. Pender St.
Vancouver, BC  V6C 2T7

Graeme Sewell                                       75,000
5501 Cliffridge Place
North Vancouver, BC  V7R 4S2

Negar Towfigh                                       30,000
1403 Chippendale Road
West Vancouver, BC  V7S 2N7

Scottish Holdings Ltd.                              75,000
#703 -938 Howe Street
Vancouver, BC  V6Z 1N4

Prism Holdings Inc.                                 75,000
PO Box 150 Design House
Providenciales
Turks & Caicos Isles

Bradley Rudman                                      60,000
Suite 1620, 1 Penn Plaza
New York, NY 10119

Martin Zalin                                        20,000
Suite 204, 691 Walt Whitman Road
Melville, NY  11746

Dorothy De Cotiis                                   75,000
1533 Errigal Place
West Vancouver, BC  V7S 3H1

Marianne De Cotiis                                  37,500
1533 Errigal Place
West Vancouver, BC  V7S 3H1

Entity                             No. of Newlands Shares to be Issued to Entity

Richardo Masana                                     37,500
880 3rd Street
West Vancouver, BC  V7T 2J3

Allan Fabbro                                        75,000
#306 - 8380 Jones Road
Richmond, BC  V6Y 1L6

Brothers Oil & Gas Inc.                             75,000
#1638 - 145 Tyee Drive
Pt. Roberts, WA  98281

                                                                   Exhibit 10.11

THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          ALLEN SEWELL
          101 Church Bay Road
          Saturna Island, British Columbia  V0N 2Y0  CANADA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $55,253.40.

       (the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 552,534 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Suzi Raj                               )     /s/ Allen Sewell
- ----------------------------------           -----------------------------
                                       )     Allen Sewell
204-2050 Nelson Street, Vancouver, BC  )
- ----------------------------------
                                       )
Temp. Receptionist                     )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Inez Jesionowski                       )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      Allen Sewell                   552,534                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to Allen Sewell for 552,534 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the
      Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      Allen Sewell                552,534 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.12


THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          AMISANO HANSON CA'S
          #604 - 750 West Pender Street
          Vancouver, British Columbia V6C 2T7  CANADA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $10,620.

(the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 106,200 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Stephen Klass                          )     /s/ Amisano Hanson
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
604-750 West Pender Street             )     Amisano Hanson CA's
- ----------------------------------
                                       )
Vancouver, BC V6C 2T7                  )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Inez Jesionowski                       )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      Amisano Hanson CA's            106,200                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to Amisano Hanson CA's for 106,200 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      Amisano Hanson CA's         106,200 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.13

THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          Brothers Oil & Gas Inc.
          #1638 - 145 Tyee Drive
          Pt. Roberts, Washington  98281  USA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:
          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $21,960

(the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 219,600 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Julie Ngyuen                           )     /s/ Allen Sewell
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
4220 Eton Street                       )     Brothers Oil & Gas Inc.
- ----------------------------------
                                       )
Burnaby, BC                            )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Julie Ngyuen                           )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
4220 Eton Street                       )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Burnaby, BC                            )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      Brothers Oil & Gas Inc.        219,600                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to Brothers Oil & Gas Inc. for 219,600 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      Brothers Oil & Gas Inc.     219,600 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.14


THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          FIRST PLACE CAPITAL INC.
          #300 - 750 West Pender Street
          Vancouver, British Columbia   V6C 2T7  CANADA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $4,666.

(the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 46,666 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Jason Gigliotti                        )     /s/ Graeme Sewell
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
603-145 St. George's Ave.              )     First Place Capital Inc.
- ----------------------------------
                                       )
North Vancouver, BC                    )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Inez Jesionowski                       )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
928 Richards Street, Vancouver, BC     )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Reception                              )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      First Place Capital Inc.        46,666                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to First Place Capital Inc. for 46,666 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      First Place Capital Inc.     46,666 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.15

THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          463563 BC LTD.
          5501 Cliffridge Place
          North Vancouver, BC  V7R 4S2  CANADA

                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $41,500.

(the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 415,000 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;

       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Suzi Raj                               )     /s/ Graeme Sewell
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
204-2050 Nelson Street Vancouver, BC   )     463563 BC Ltd.
- ----------------------------------
                                       )
Temp Receptionist                      )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Suzi Raj                               )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
204-2050 Nelson Street, Vancouver, BC  )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Temp Receptionist                      )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      463563 BC Ltd.                 415,000                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to 463563 BC Ltd. for 415,000 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      463563 BC Ltd.              415,000 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   EXHIBIT 10.16

THIS DEBT SETTLEMENT AGREEMENT made as of the 12th day of July, 2000.

BETWEEN:


          MORTON & CO.
          #1750 - 750     West Pender Street
          Vancouver, British Columbia   V6C 2T7  CANADA


                      (hereinafter called the "Creditor")

                                                               OF THE FIRST PART

AND:

          NEWLANDS OIL & GAS INC.,
          A company incorporated under the laws of Nevada and with an office in British Columbia,
          300 - 750 West Pender Street, Vancouver, British Columbia  V6C 2T7
          CANADA

                      (hereinafter called the "Debtor")

                                                              OF THE SECOND PART

WHEREAS:

A. As at the date hereof, the Debtor is indebted to the Creditor in the total amount of US $25,000.

       (the "Debt");

B. The Debtor has agreed to issue to the Creditor a total of 250,000 shares (the "Shares") in the capital stock of the Debtor at a deemed price of US $0.10 per share.

C. The Creditor has agreed to accept the said Shares in full satisfaction of the Debt;


       NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual promises and covenants herein contained, the parties hereto agree as follow:

1. The Creditor hereby agrees to accept from the Debtor the Shares in full satisfaction of the Debt.

2. The Creditor hereby agrees that upon the issuance to it of the Shares, the Creditor releases and forever discharges the Debtor, its successors and assigns from all manner of actions, suits, debts due, accounts, bonds, contracts, claims and demands whatsoever which against the Debtor it ever had, now has, or which its successors or assigns or any of them hereafter may have by reason of the Debtor's indebtedness to the Creditor.

3. This Agreement and the rights of the Creditor under it may not be sold, conveyed or otherwise assigned by the Creditor without the prior written consent of the Debtor first having been obtained, which consent shall not be unreasonably withheld.

4. No right of a party hereto shall be prejudiced by events beyond a party's reasonable control including, without limiting the generality of the foregoing, pressures or delays from outside parties, labour disputes, the exigencies of nature, governments, regulatory authorities and acts of God, but excluding the want of funds. All times herein provided for shall be extended by the period necessary to cure any such event and the party affected shall use all reasonable means to do so promptly.

5. This Agreement shall be governed by and be construed in accordance with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the laws of British Columbia. The courts of British Columbia shall have sole jurisdiction to hear and determine all manner of disputes and claims arising out of or in any way connected with the construction, breach or alleged, threatened or anticipated breach of this Agreement and determine all questions as to the validity, existence or enforceability thereof.

6.     Time shall be of the essence of this Agreement.

7. This Agreement may be executed in two or more counterparts each of which shall be deemed an original but all of which together constitute one and the same instrument.

8. This Agreement shall enure to the benefit of and be binding upon each of the parties hereto and their respective successors and permitted assigns.

       IN WITNESS WHEREOF the parties have executed this Agreement as of the day and year first above written.



SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
                                       )
Raymond Ong                            )     /s/ Jed Hops
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
205-7800 St. Albans Road               )     Morton & Co.
- ----------------------------------
                                       )
Richmond, BC V6Y 3Y5                   )
- ----------------------------------


SIGNED, SEALED AND DELIVERED           )
in the presence of:                    )
Julie Ngyuen                           )     /s/ Negar Towfigh
- ----------------------------------           -----------------------------
                                       )     Authorized Signatory
4220 Eton Street                       )     Newlands Oil & Gas Inc.
- ----------------------------------
                                       )
Burnaby, BC                            )
- ----------------------------------

            RESOLUTIONS OF THE DIRECTORS OF NEWLANDS OIL & GAS INC.
                   (THE "CORPORATION") PASSED WITHOUT MEETING


BE IT RESOLVED THAT:

1. The Corporation do allot, issue and deliver to the following persons the numbers of shares and at the price per share as set out opposite their respective names:


          Name               No. of Common Shares               Price
          ----               --------------------               -----

      Morton & Co.                   250,000                    $0.10



2. The following Share Certificate representing shares in the capital of the Corporation Issued to Morton & Co. for 250,000 shares and the seal of the Corporation be affixed thereto in the presence of any one director of the
      Corporation:


          Name                    No. of Common Shares
          ----                    --------------------

      Morton & Co.                250,000 Common Shares


and that their name and other necessary particulars be entered in the registers of the Company.




/s/ Negar Towfigh
- -----------------

                                                                   Exhibit 10.17

                            DISTRIBUTION AGREEMENT

This Distribution Agreement (the "Agreement") dated for reference the 6th of November, 2000.

BETWEEN:

            CYBERBANK CORP.
            ----------------
            a Korean Corporation having its head office at 18th Floor. Mirae Bldg., 1306-6
            Seocho-dong, Seocho-gu, Seoul, Korea 137-070
            Fax: 82-2-3483-4600

            (the "Company")

OF THE FIRST PART

AND:

            PC-EPHONE  LTD., a
            ---------------
            Bermuda Corporation having its head office at 129 Front Street
            Hamilton, Bermuda  HM12
            Fax:  (604) 688-8371

            (the "Distributor")

OF THE SECOND PART

WHEREAS:

A. The Company has developed a handheld device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol system (the "Multipalm").

B. The Distributor wishes to acquire the United States and Canada rights to market and distribute the Multipalm on a sole and exclusive basis on the terms and conditions contained herein.

C. The Distributor wishes to acquire the worldwide (other than the United States and Canada) rights to market and distribute the Multipalm on a non-exclusive basis on the terms and conditions contained herein.


NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

1.     DEFINITIONS

In this Agreement, the following words and phrases shall have the following meanings:

(A) "Confidential Information of the Company" means all business plans, trade secrets, design concepts, knowledge, information, production technology, processes, know how, business projections, customer lists and intellectual property concerning or relating to the business of the

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

       Company and the Products, including the Manufacturing Information, which may be communicated to, acquired by, or learned of by the Distributor from the Company, whether or not such information is subject to proprietary protection at law;

(B) "Confidential Information of the Distributor" means all customer lists, sales marketing contacts and information, business plans, trade secrets, knowledge, information, know how, business projections, computer software programs and intellectual property concerning or relating to the business of the Distributor which may be communicated to, acquired by, or learned of by the Company from the Distributor, whether or not such information is subject to proprietary protection at law;

(C)    "Exclusive Territory" means the United States of America and Canada;

(D) "Future Products" means any future products developed by the Company of a similar or like nature, or using the same technology as the Multipalm (including accessories);

(E) "Manufacturing Information" means all information, technology, data and trade secrets relating to the manufacture of the Products;

(F)    "Non-exclusive Territory" has the meaning assigned to it by section 2.3;

(G) "Patents" means any patents underlying the Products which are owned or may be owned by the Company or licensed or which may be licensed to the Company;

(H) "Products" means the personal digital assistant products marketed by the Company under the current trade name "Multipalm" (including all necessary accessories to maintain the functionality of the Product including, but not limited to, a Bluetooth stylus, a battery charger, and an adaptor).

(I) "Reference Date" means the later of (a) December 31, 2001 and (b) one year after approval of the Products by the US FCC;

(J)    "Term" has the meaning described in Section 12.1 of this Agreement;

(K) "Trade Name" means the trade name "Multipalm", or any other trade name for the Product or Future Products, and the trademark "Multipalm", or any other trademark for the Product or Future Products, in the event that the Company is granted trademark protection by the United States Patent and Trademark Office.

2.     Exclusive Distribution Rights and Non-exclusive Distribution Rights
       -------------------------------------------------------------------

2.1 Subject to the terms and conditions of this Agreement, the Company hereby grants to the Distributor the exclusive right to market, distribute and sell the Products within the Exclusive Territory (the "Distribution Rights"). The Distribution Rights will include the following rights:

(A)    the right to market, distribute and sell the Products;

(B) the right and license to use the Trade Name in connection with the marketing, distribution and sale of the Products.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

2.2 The Distribution Rights will extend to the right and license to use the trademark "Multipalm" or any other trademark relating to the Products or Future Products in the event that the Company's application to the United States Patent and Trademark Office for the registration of "Multipalm" or any other trademark, if any, is approved. The Distributor acknowledges that there is no assurance that trademark protection will be granted by the United States Patent and Trademark Office.

2.3 The Distributor will, from time to time, deliver notice to the Company that requests non-exclusive distribution rights for certain territories outside of the Exclusive Territory (the "Non-exclusive Territory"). The Company and the Distributor shall have fifteen (15) days to discuss and reach an agreement on such request. Failure to reach an agreement on such a request shall be deemed to be a rejection of such request by the Company. If granted, such non-exclusive distribution rights shall be for a period of one year from the date of delivery of the request by the Distributor to the Company. The terms and conditions of such non-exclusive distribution rights shall be governed by the terms and conditions of this Agreement but may be modified or amended subject to a separate agreement by the Company and the Distributor.

2.4 In consideration of the Company granting the Distribution Rights to the Distributor, the Distributor agrees to issue to the Company 3,500,000 common shares of Newlands Oil & Gas Inc. (PC-EPhone, Inc.) for no additional charge within 20 days from signing the Distribution Agreement.

3.     Product Prices, Payment and Minimum Purchase Amounts
       ----------------------------------------------------

3.1 The prices to be paid by the Distributor to the Company for the Products (the "Product Prices") shall:

       (A)    until {............*............}, not be less than
              US${............*............} per unit
              {............*............}and shall not be greater than
              {............*............}; and

       (B)    after {............*............}, not be greater than
              {............*............}.

3.2 At the time of giving the purchase order, the Distributor will open an irrevocable and confirmed letter of credit without recourse in favour of the Company for the aggregate price for all of the Products ordered at the Product Prices ordered (the "Order Price"). In addition, the letter of credit will be transferable and negotiable by the Company. Such letter of credit shall be arranged with a financial institution satisfactory to the Company. Such letter of credit shall be granted on the basis that payment will be made upon presentation of adequate documentation by the Company but will not be paid any earlier than the due date as described in section 3.3 below.

3.3 The Company will invoice the Distributor for all Products delivered to the Distributor at the Product Prices. The Order Price shall be paid
{............*............} days after presentation of documents but, for greater certainty, may be paid in partial amounts for partial shipments.

3.4 The Distributor shall have the right to establish its own selling prices for the Products within the Exclusive Territory and the Non-exclusive Territory.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

3.5 The determination of sales, marketing strategies, and selling prices for the Products within the Exclusive Territory and the Non-exclusive Territory will be the sole responsibility of the Distributor.

3.6 All references to money or currency herein contained shall mean lawful money of the United States of America.

3.7 Each order placed by the Distributor for the purchase of any Products shall be subject to the terms and conditions of this Agreement.

3.8    The Company will deliver all Products to the Distributor
{............*............} but at a location in {............*............}
that is a reasonable distance from a major shipping location which includes, but is not limited to, {............*............}.

3.9 As a condition of maintaining the Distribution Rights, during the period from the effective date of this Agreement to the Reference Date, the Distributor must purchase from the Company a minimum of 500,000 units of the Products at the prices provided for by this Agreement. For each successive year after the Reference Date, the Distributor must purchase from the Company a minimum of 500,000 units of the Products (the "Annual Minimum Purchase Requirement") at the prices provided for by this Agreement. The failure of the Distributor to achieve the Annual Minimum Purchase Requirements will be deemed to be a default of this Agreement entitling the Company to terminate in accordance with Section 12.2 of this Agreement. It is understood and agreed that the only remedy of the Company against the Distributor for failure to meet Annual Minimum Purchase Requirements will be to terminate this Agreement in accordance with Section 12.2 herein. The Company shall not have any claim or demand against the Distributor to make payment for any Annual Minimum Purchase Requirements. Notwithstanding the above, the Distributor shall not be held responsible for not achieving the Annual Minimum Purchase Requirements if the Products are not completely delivered, are not delivered on a timely basis, and/or not delivered in a functioning format for North American use.

3.10 For the initial two orders, the Distributor agrees to issue binding purchase orders to the Company in a form that is substantially similar in terms and conditions as attached in Appendix 3.10.

3.11 To help the Company to establish manufacturing and marketing plans, the Distributor shall submit to the Company a quarterly forecasting purchase plan for {............*............}at least  {............*............}-days prior to the beginning of each quarter.

4.     Limitations on the Distribution Rights
       --------------------------------------

4.1 The Distributor shall not knowingly distribute or sell any Products for re-sale to any person or company in any market outside: (a) the Exclusive Territory and (b) the Non-exclusive Territory where the Distributor has non-exclusive rights as granted by virtue of section 2.3.

4.2 The Distributor will not, directly or indirectly, sell, assign or grant to any other person, firm or corporation, the right to sell, or distribute the Products within the Exclusive Territory and the Non-exclusive Territory, except as set forth in Article 5.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

4.3 The Distributor will not market, distribute or sell any products similar to or competitive with the Products during the Term of this Agreement without the written consent of the Company.

4.4 Nothing in this Agreement shall be deemed in any way to constitute any transfer or assignment by the Company of any Patents, Trade Name or Confidential Information to the Distributor or to give the Distributor any right, title or interest in or to any Patents, Trade Name or Confidential Information. The Distributor acknowledges that all patents pertaining to the Products or Confidential Information are and shall remain the exclusive property of the Company.

4.5 The Distributor will not purchase Products from any person other than the Company.


5.     Sub-Distributors
       ----------------

5.1 The Distributor will have the right to appoint sub-distributors within the Exclusive Territory and the Non-exclusive Territory, provided that each sub-distributor is appointed on the following terms and conditions:

    a) each sub-distributor will enter into a sub-distributorship agreement with the Distributor on terms and conditions acceptable to the Company and which will bind the sub-distributor to the terms and conditions set forth in this Agreement, except that section 4.3 of this Agreement shall not be applicable to the sub-distributor; and

    b) the Distributor shall provide the Company a copy of each executed sub-distributorship agreement within 10 days of execution in order that the Company can verify compliance of the sub-distributorship agreement with the terms and conditions of this Agreement.

5.2 In the event of restructuring of the Distributor so that separate companies are used to sell Products in different countries within the Exclusive Territory and the Non-exclusive Territory, such separate companies shall collectively be considered to be parties to this Agreement in place and stead of the Distributor named herein, without the necessity of any further documentation, except that section 4.3 of this Agreement shall not be applicable.

6.     Additional Covenants of the Distributor
       ---------------------------------------

6.1    The Distributor will throughout the term of this Agreement:

(A) purchase and maintain a sufficient liability insurance policy with reputable insurance companies in those jurisdictions in which the Distributor markets, distributes and sells the Products;

(B) ensure that any advertising or promotional efforts undertaken by the Distributor will be conducted in compliance with advertising and marketing guidelines established by the Company in order to ensure a consistent marketing and brand recognition of the Products;

(C) comply with all applicable laws and regulations regarding the distribution, marketing and sale of the Products within the Exclusive Territory and the Non-exclusive Territory.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

(D) The Distributor will not enter into any business that is unrelated to telecommunications without the prior written consent of the Company.

(E) The Distributor shall not represent itself as an agent and/or legal representative of the Company.

(F) The Distributor shall not challenge the Company for the Company's Patents, Trade Name and/or other intellectual properties.

(G) The Distributor shall not give information on and guarantee the performance and efficiency of the Products and Future Products unless otherwise confirmed by the Company's written consent.

6.2 Execution and delivery of this Agreement by the Distributor has been duly authorized. The person executing this Agreement on behalf of the Distributor has full and proper authorization to execute same, and this Agreement is a valid and binding agreement of the Distributor and is enforceable against the Distributor in accordance with its terms.

7.     Additional Covenants of the Company
       -----------------------------------

7.1    The Company will during the term of this Agreement:

(A) provide the Distributor with such information as the Company considers appropriate in order to assist the Distributor in the preparation of sales promotion material and shall provide the Distributor with its sales promotional material relating to the Products in order to facilitate advertising of the Products within the Exclusive Territory and the Non-exclusive Territory;

(B) ensure all the Products meet the Company's specifications for the applicable Products;

(C) ensure that in addition to any warranty requirements pursuant to the terms of this Agreement, all Products supplied by the Company and its manufacturers shall meet any and all U.S. governmental standards applicable to such Products. The Distributor shall have the right, through its duly appointed representative, to examine, inspect and/or test any and all of the Products supplied by the Company, and the production lines, production facilities and storage facilities. The Company warrants that the goods delivered in accordance with this Agreement shall measure up to the same standard as the sample Products previously submitted to Distributor.

(D) permit the Distributor and its sub-distributors to hold themselves out as authorized distributors of the Products within the Exclusive Territory and the Non-exclusive Territory;

(E) assist the Distributor in obtaining all applicable US FCC and Industry Canada approvals in order that the Products can be distributed in the Exclusive Territory and the Non-exclusive Territory.

(F) furnish to the Distributor in a timely manner product information regarding the Products, which product information shall accurately

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

       describe the nature, character and prescribed use of the Products, which information shall be appropriate for distribution to consumers in the discretion of the Distributor. The product information shall not misrepresent or in any way internationally mislead Distributor, or consumers with respect to the products. Distributor may incorporate such product information in its sales and advertising and promotional literature and materials (the "Sales Materials"). Said product information utilized shall not be deemed as Confidential Information as set forth in this Agreement.

(G) ensure that the Company has the right to supply and distribute the Products and all components thereof, and the Products shall not and do not, constitute any known infringement of any license, trademark, copyright, patent or similar proprietary interest of any third party.

(H) The Company will not directly, or indirectly, sell Products to any customers in the Exclusive Territory and, furthermore, will refer those customers to the Distributor.

(I) The Company will not directly, or indirectly, sell Products to any customers in the Non-exclusive Territory where the Distributor has non-exclusive distribution rights and, furthermore, will refer those customers to the Distributor.

7.2 The Company represents it has the capability to supply the Products necessary to meet the anticipated sales of the Distributor for the duration of this Agreement.

7.3 Execution and delivery of this Agreement by the Company has been duly authorized. The person executing this Agreement on behalf of the Company has full and proper authorization to execute same, and this Agreement is a valid and binding agreement of the Company and is enforceable against the Company in accordance with its terms.


8.     Indemnification
       ---------------

8.1 Each of the parties agrees to indemnify and hold harmless the other party from any liability arising out of the act or omission of the indemnifying party, its servants, agents and representatives.

8.2 The Company shall not be responsible for any claim and loss arising out of the marketing, sales and distribution process of the Distributor and the sub-distributors.

8.3 The Distributor shall be responsible for the losses and claims arising out of the Distributor's and the sub-distributors' conduct, non-performance and misrepresentations. Furthermore, the Distributor shall defend itself and shall indemnify and hold harmless the Company from any liability arising therefrom.

8.4 The maximum liability of the Company arising out of and relating to the Distribution Agreement shall not exceed the Order Price of the Products delivered.


9.     Right of First Refusal for Future Products
       ------------------------------------------

9.1 The Distributor will have a right of first refusal to acquire the marketing, distribution and sales rights for (a) Future Products on an exclusive basis for the Exclusive Territory and (b) Future Products on a non-exclusive basis for the Non-exclusive Territory where non-exclusive distribution rights have been granted pursuant to section 2.3.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

10.    Confidential Information
       ------------------------

10.1 The Company acknowledges that the Confidential Information of the Distributor is the property of the Distributor and the success, profitability and competitive position of the Distributor requires that the Confidential Information of the Distributor be maintained in confidence by the Company. Accordingly, the Company covenants and agrees with the Distributor, subject to Sections 10.2 and 10.3 of this Agreement, that:

(A) the Company will at all times keep all Confidential Information in the strictest confidence;

(B) the Company will not use the Confidential Information for any purpose other than for performing its obligations pursuant to this Agreement;

(C) the Company will not at any time publish or in any way participate or assist in the publishing of any Confidential Information;

(D) the Company will not disclose or assist in the disclosure of any Confidential Information to any person, firm, corporation or other entity.

10.2 The Company may disclose the Confidential Information of the Distributor in confidence to its lawyers, accountants and other professional advisors in connection with the performance of the business arrangements between the Company and the Distributor, each of whom shall be advised of the confidential nature of such confidential information.

10.3 The Company may disclose the Confidential Information of the Distributor only to the extent necessary in order that the Company may comply with all applicable laws and regulations.

10.4 The Distributor acknowledges that the Confidential Information of the Company is the property of the Company and the success, profitability and competitive position of the Company requires that the Confidential Information of the Company be maintained in confidence by the Distributor. Accordingly, the Distributor covenants and agrees with the Company, subject to Sections 10.5 and
10.6 of this Agreement, that:

(A) the Distributor will at all times keep all Confidential Information in the strictest confidence;

(B) the Distributor will not use the Confidential Information for any purpose other than for performing its obligations pursuant to this Agreement;

(C) the Distributor will not at any time publish or in any way participate or assist in the publishing of any Confidential Information;

(D) the Distributor will not disclose or assist in the disclosure of any Confidential Information to any person, firm, corporation or other entity.

10.5 The Distributor may disclose the Confidential Information of the Company in confidence to its lawyers, accountants and other professional advisors in connection with the performance of the business arrangements between the Company and the Distributor.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

10.6 The Distributor may disclose the Confidential Information of the Company only to the extent necessary in order that the Distributor may comply with all applicable laws and regulations, including compliance with the Distributor's obligations as a reporting issuer under the United States Securities Exchange Act of 1934.
- -------------------------------

10.7 No waiver by either party of its rights pursuant to the confidentiality agreements or any consent to any release of confidential information shall be effective unless expressed in writing, and no such waiver or consent shall apply beyond the specific facts in respect of which the waiver of consent was given.

10.8 This confidentiality agreement of each party does not apply to information that is or becomes publicly available or is lawfully received by the other party other than by breach of this confidentiality agreement.


11.    Modifications
       -------------

11.1 The Distributor will not make any modifications to any Products or in any way vary or change the specifications or content of the Products purchased from the Company. The Distributor will use its reasonable efforts to ensure that its sub-distributors, dealers, agents, or customers do not make any modifications to, or in any way vary, the specifications or content of any Products.


12.    Term and Termination
       --------------------

12.1 The term of this Agreement (the "Term") will commence on the date of signing of this Agreement and will continue until the earlier of December 31, 2007 or until the date on which this Agreement is terminated in accordance with the provisions of this Agreement. However, the Term of this Agreement will automatically renew from year to year after the initial Term provided the Company has not given 60 days advance notice of termination in writing.

12.2 Each of the Distributor and the Company shall have the right to terminate this Agreement upon the occurrence of any of the following events, such termination to be effective immediately upon the receipt or deemed receipt by the other party of notice to that effect and the expiry of any applicable period for remedy of the default:

(A) if a party is in default of any of the material terms or conditions of this Agreement and fails to remedy such default within 60 days of written notice thereof from the other party;

(B) if the other party becomes bankrupt or insolvent, makes an assignment for the benefit of its creditors or attempts to avail itself of any applicable statute relating to insolvent debtors;

(C) if the other party winds-up, dissolves, liquidates or takes steps to do so or otherwise ceases to function as a going concern or is prevented from reasonably performing its duties hereunder; or

(D) if a receiver or other custodian (interim or permanent) of any of the assets of the other party is appointed by private instrument or by court order or if any execution or other similar process of any court becomes

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

       enforceable against the other party or its assets or if distress is made against the other party's assets or any part thereof.

12.3 It is a condition of this Agreement that nominees of the Company will have been appointed to the board of directors of PC-EPhone, Inc. by no later than February 28, 2001 and that the nominees will represent a minimum of forty percent (40%) of the directors on the board of directors of PC-EPhone, Inc. upon appointment and throughout the Term of this Agreement. In the event that the Company's nominees on PC-EPhone Inc.'s board of directors constitute less than the minimum of forty percent (40%) of PC-EPhone Inc.'s board of directors, other than by reason of resignation of the Company's nominees or the failure of the Company to provide nominees, for a continuous period of more than sixty (60) days during the period from February 28, 2001 to the end of the term of this Agreement, then the Company will be entitled to terminate this Agreement upon written notice to the Distributor. The Company will throughout the term of this Agreement vote all shares in PC-EPhone, Inc. owned by the Company, including the shares issued pursuant to this Agreement, in favour of the nominees proposed by the Company as directors of the Distributor. In the event that the Company does not vote its shares in PC-EPhone, Inc. in accordance with the terms of this Agreement, then the Company will have no rights to terminate this Agreement pursuant to this section 12.3.

12.4 Upon termination of this Agreement for any reason whatsoever, the following shall apply:


(A) those rights and obligations of each of the Company and the Distributor which are expressly stated to survive termination of this Agreement will survive termination and will continue in full force and effect;
(B) all rights and privileges granted by the Company to the Distributor pursuant to this Agreement, including the rights to market, distribute and sell Products, will immediately terminate and be relinquished by the Distributor, and thereafter the Distributor shall take no action that would make it appear to the public that the Distributor is still supplying Products;
(C) the Distributor shall return to the Company all advertising, informational or technical material given to the Distributor by the Company;
(D) the Distributor shall cease using the Trade Names and thereafter refrain from holding itself out as an authorized distributor of the Products;
(E) the Distributor will retain in confidence all information regarding the business and property of the Company and the Products;
(F) all sub-distributorship agreements entered into by the Distributor will terminate.

The provisions of this Section 12.4 will survive the termination of this Agreement.

13.    Assignment
       ----------

13.1 Except as provided by Section 5 of this Agreement, the rights granted by this Agreement may not be sold, assigned, sub-licensed or otherwise transferred by the Distributor without the prior written consent of the Company, which consent may not be unreasonably withheld by the Company.


14.    After-sales Support
       -------------------

14.1 The Company shall be responsible for the cost of all warranties, repairs and similar claims by customers of the Products. The Distributor shall be responsible for customer and call-center support services. However, the Company shall provide training and technical assistance to the Distributor in the United States and Canada for a period of three (3) months after the date of this Agreement in order to facilitate customer and call-center support services.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

15.    Miscellaneous Provisions
       ------------------------

15.1   Entire Agreement
       ----------------

This Agreement constitutes the entire agreement between the parties with respect to all matters herein contained, and its execution has not been induced by, nor do any of the parties hereto rely upon or regard as material, any representations or writings whatsoever not incorporated herein and made a part hereof. This Agreement shall not be amended, altered or qualified except by an instrument in writing, signed by all parties hereto and any amendments, alterations or qualifications hereof shall not be binding upon or affect the rights of any party who has not given its consent in writing.

15.2   Interpretation
       --------------

The division of this Agreement into articles and sections is for convenience of reference only and shall not affect the interpretation or construction of this Agreement.

15.3   Severability
       ------------

In the event that any of the covenants herein contained shall be held unenforceable or declared invalid for any reason whatsoever, such unenforceability or invalidity shall not affect the enforceability or validity of the remaining provisions of this Agreement and such unenforceable or invalid portion shall be severable from the remainder of this Agreement.

15.4   Force Majeure
       -------------

In the event of an inability or failure by the Company to manufacture, supply or ship any of the Products herein by reason of any fire, explosion, war, riot, strike, walk-out, labour controversy, flood, shortage of water, power, labour transportation facilities or necessary materials or supplies, default or power failure of carriers, breakdown in or the loss of production or anticipated production from plant or equipment, act of God or public enemy, any law, act or order of any court, board, government or other authority of competent jurisdiction, or any other direct cause (whether or not of the same character as the foregoing) beyond the reasonable control of the Company, then the Company shall not be liable to the Distributor and will not be deemed to be in default during the period and to the extent of such inability or failure. Deliveries omitted in whole or in part while such inability remains in effect shall be canceled.

15.5   Notices
       -------

Any notice required or permitted to be given hereunder shall be in writing and shall be effectively given if:

   (a)   Delivered personally;
   (b)   Sent by prepaid courier service or mail; or
   (c) Sent prepaid by telecopiers, fax telex or other similar means of electronic communication addressed to the "President" at the address/fax number shown for the Distributor or the Company, as the case may be, at the beginning of this Agreement.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

Any notice so given shall be deemed conclusively to have been given and received when so personally delivered or, if sent by telex, fax, telecopier or other electronic communication (other than e-mail), on the first business day thereafter, or if sent by courier on the third business day thereafter or if sent by mail on the tenth business day thereafter. Any party may change any particulars of its address/fax number for notice by giving notice to the other party in the manner above described.

For determining the date on which any notice shall have been received, the date of delivery will be the date in Los Angeles, California at the time of delivery.

15.6   Time of the Essence
       -------------------

Time shall be of the essence.

15.7   Further Assurances
       ------------------

The parties agree to sign such other instruments, cause such meetings to be held, resolutions passed and by-laws enacted, exercise their vote and influence, do and perform and cause to be done and performed such further and other acts and things as may be necessary or desirable in order to give full effect to this Agreement.

15.8   Successors and Assigns
       ----------------------

This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

15.9   Non-Waiver
       ----------

No waiver by any party of any breach by any other party of any of its covenants, obligations and agreements hereunder shall be a waiver of any subsequent breach of any other covenant, obligation or agreement, nor shall any forbearance to seek a remedy for any breach be a waiver of any rights and remedies with respect to such or any subsequent breach.

15.10  Arbitration
       -----------

All disputes in relation to this Agreement, other than a dispute regarding the non-payment of any monetary amount required by this Agreement, be referred to and finally resolved by Arbitration, under the rules of the British Columbia International Commercial Arbitration Center (the "Rules"), which Rules are deemed to be incorporated by reference into this Article. The tribunal shall consist of One (1) Arbitrator. The Parties will endeavour within twenty-one
(21) days of the matter being referred to Arbitration to agree upon an Arbitrator, failing which the Arbitrator shall be appointed in accordance with the Rules. The place of Arbitration shall be Surrey, British Columbia. The language of the Arbitration shall be English. The parties agree that the Arbitrator shall be requested to make his award within sixty (60) days following the later of the conclusion of the Arbitration hearings or any exchange of final written submissions by the Parties and further agree that the word of the Arbitrator shall be final and binding and without appeal.

15.11  Governing Law
       -------------

This Agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

IN WITNESS WHEREOF the parties hereto have executed this Agreement and as of the date and year first above written.

CYBERBANK CORP.
by its authorized signatory


  /s/ Y.S. Cho
- ---------------------------------------
Signature of Authorized Signatory


Y.S. Cho
- ---------------------------------------
Name of Authorized Signatory


President/CEO
- ---------------------------------------
Position of Authorized Signatory


PC-EPHONE LTD.
by its authorized signatory


  /s/ Douglas Yee
- ---------------------------------------
Signature of Authorized Signatory


Douglas Yee
- ---------------------------------------
Name of Authorized Signatory


President
- ---------------------------------------
Position of Authorized Signatory

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                   Appendix 3.10
                       Terms and Conditions of Initial Orders
                       --------------------------------------

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

Cyberbank Corp.
{............*............}
- ---------------------------
Seoul, Korea  {............*............}
              ---------------------------
Attention:  Mr. {............*............}
- -------------------------------------------

Dear Mr. {............*............}:
         ---------------------------

Order
- -----

As exclusive Distributor of the Multipalm product for Canada and the United States, we hereby irrevocably order 1,000 units of the Product (as defined in the Distribution Agreement) (without stylus) at a price of not greater than
US${............*............} per unit for a total purchase price of not greater than US${............*............} (the "Order").


Delivery
- --------

Delivery schedule shall be as follows:

         Delivery Date                          Number of Units
         -------------                          ---------------

         {............*............}                 1,000
         ---------------------------

Payment
- -------

An irrevocable, confirmed, transferable and negotiable letter of credit will be granted for the value of the Order, payable immediately upon presentation of documents evidencing shipment.

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Distribution Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{............*............}.



Yours truly,
NEWLANDS OIL & GAS INC.

**DRAFT**

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

Cyberbank Corp.
- ---------------
{............*............},
- ---------------------------
Seoul, Korea  {............*............}

Attention:  Mr. {............*............}
- -------------------------------------------

Dear Mr. {............*............}:

Order
- -----

As exclusive Distributor of the Multipalm product for Canada and the United States, we hereby irrevocably order 35,000 units of the Product (as defined in the Distribution Agreement) (without stylus) at a price of not greater than
US${............*............} per unit for a total purchase price of not greater than US${............*............} (the "Order").


Delivery
- --------

Delivery schedule shall be as follows:

              Delivery Date                     Number of Units
              -------------                     ---------------
              {............*............}       {......*......}
              ---------------------------       ---------------
              {............*............}       {......*......}
              ---------------------------       ---------------
              {............*............}       {......*......}
              ---------------------------       ---------------

Payment
- -------

{............*............}U.S. dollars (US${............*............}) will be paid at the time of placing the Order.  Within {............*............} days after passing CDG2 Test, an irrevocable, confirmed, transferable and negotiable letter of credit will be granted for the remaining value of the Order and may be paid in whole or in part, for partial shipments, but final payment (whether whole or part) is not due until {............*............} days after presentation of documents evidencing shipment.

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Distribution Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{............*............}.

Yours truly,
NEWLANDS OIL & GAS INC.

**DRAFT**

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                                                   Exhibit 10.18



                            WARRANTS AGREEMENT



                                   between



                           NEWLANDS OIL & GAS INC.

                                 ("Newlands")


                                      and


                                CYBERBANK CORP.

                                 ("Cyberbank")

                               WARRANTS AGREEMENT
                               ------------------


THIS AGREEMENT (the "Agreement") is entered into effective the 6th of November 2000, by and between NEWLANDS OIL & GAS INC., a Nevada corporation (hereinafter referred to as "Newlands"), and CYBERBANK CORP., a Korea corporation (hereinafter referred to as "Cyberbank").


                                 R E C I T A L S
                                 ---------------

    WHEREAS, Newlands wishes to grant warrants to Cyberbank to allow Cyberbank to purchase common shares of Newlands; and

    WHEREAS, Cyberbank wishes to acquire warrants to purchase common shares of Newlands; and

    WHEREAS, Cyberbank wishes to grant warrants to Newlands to allow Newlands to purchase common shares of Cyberbank; and

    WHEREAS, Newlands wishes to acquire warrants to purchase common shares of Cyberbank,

    NOW, THEREFORE, in consideration of the premises and mutual covenants contained in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties, intending to be legally bound hereby, agree as follows:

                             ARTICLE I -- DEFINITIONS
                             ------------------------

1.01 In this Agreement, the following terms shall have the meanings set forth below:

(a) "Average Trading Price" means the average trading price of the common stock of Newlands, having $0.001 par value, for the twenty trading days prior to November 1, 2001 determined based on the closing price on each trading day. For the purposes of this calculation, the closing price shall be that closing price that is quoted only from the Over-the-Counter Bulletin Board in the United States or NASDAQ;

(b) "Exercise Period" means the period of time between November 1, 2001 and December 31, 2001, subject to amendment by section 3.05.

1.02   Currency.   All dollar amounts referred to in this agreement are in
       --------
United States funds.

                   ARTICLE II -- GRANT OF WARRANTS TO CYBERBANK
                   --------------------------------------------

2.01 Newlands hereby agrees to grant to Cyberbank warrants to purchase 2,500,000 common shares, having $0.001 par value, of Newlands at an exercise price of $3.20 per share (the "Newlands Warrants").

2.02 The Newlands Warrants shall be exercisable any time during the Exercise Period.

2.03 The Newlands Warrants are subject to approval by the board of directors of Newlands and by the US Securities and Exchange Commission (the "SEC"), such approval to be sought and received by Newlands as soon as practicable but not later than March 31, 2001.

2.04 The Newlands Warrants may not be assigned, transferred or sold in any manner whatsoever.


                  ARTICLE III -- GRANT OF WARRANTS TO NEWLANDS
                  --------------------------------------------

3.01 Cyberbank hereby agrees to grant to Newlands warrants to purchase that number of common shares, having Korean Won 5,000 par value, of Cyberbank as determined by section 3.02 at an exercise price of $223.54 per share (the "Cyberbank Warrants").

3.02 For the purpose of section 3.01, the number of common shares of Cyberbank that is subject to warrants shall be:

   (A) If the Average Trading Price is greater than or equal to $6.00 per share, 35,789;

   (B) If the Average Trading Price is less than $6.00 per share, then the number shall be determined as follows:

          Number of Warrants = 35,789 Warrants x (Average Trading Price/$6.00 per Share)

3.03 The Cyberbank Warrants shall be exercisable any time during the Exercise Period.

3.04 The Cyberbank Warrants are subject to approval by the board of directors of Cyberbank, such approval to be sought and received by Cyberbank as soon as practicable but not later than March 31, 2001.

3.05 Newlands shall calculate the Average Trading Price and deliver such calculation to Cyberbank on or before November 6, 2001. Cyberbank shall have until November 12, 2001 to deliver notice of dispute of the calculation of the Average Trading Price. If there is a dispute regarding the calculation of the Average Trading Price, the parties agree to be bound by the decision of an arbitrator who has been mutually determined by the parties. In case of dispute, the Exercise Period shall be increased by the number of days between November
1, 2001 and the date of the arbitrator's decision.

3.06 The Cyberbank Warrants may not be assigned, transferred or sold in any manner whatsoever.

                         ARTICLE IV -- MISCELLANEOUS
                         ---------------------------

4.01   Other Expenses.  Except as otherwise provided in this Agreement, each
       --------------
party will pay all of its expenses in connection with the negotiation, execution, and implementation of the transaction contemplated under this Agreement.

4.02   Notices.  All notices, requests, demands, waivers and other
       -------
communications required or permitted to be given under this Agreement will be in writing and will be deemed to have been duly given: (a) if delivered personally or sent by facsimile, on the date received, (b) if delivered by overnight courier, on the second day after delivery to the overnight courier, and (c) if mailed, ten days after mailing with first-class, postage prepaid. Any such notice will be sent as follows:

                   TO CYBERBANK:
                   -------------

                   Cyberbank Corp.
                   18th Floor, Mirae Bldg., 1306-6
                   Seocho-dong, Seocho-gu
                   Seoul, Korea 137-855

                   Facsimile: 82-2-3483-4600

                   TO NEWLANDS
                   -----------

                   Newlands Oil & Gas, Inc.
                   #1388 - 885 West Georgia Street
                   Vancouver, BC
                   CANADA V6C 3E8

                   Fax: (604) 642-0247

For determining the date on which any notice shall have been received, the date of delivery will be the date in Los Angeles, California at the time of delivery.

4.03   Controlling Law.  This Agreement will be construed, interpreted and
       ---------------
enforced in accordance with the substantive laws of the State of Nevada, without giving effect to its conflicts of laws provisions.

4.04   Headings.  Any table of contents and Section headings in this Agreement
       --------
are for convenience of reference only and will not be considered or referred to in resolving questions of interpretation.

4.05   Benefit.  This Agreement will be binding upon and will inure to the
       -------
exclusive benefit of the parties hereto and their respective heirs, legal representatives, successors and assigns. No party hereto may assign any rights or delegate any duties hereunder without the prior written consent of the other parties hereto and any prohibited assignment or delegation will be deemed null and void.

4.06   Partial Invalidity.  The invalidity or unenforceability of any particular
       ------------------
provision of this Agreement will not affect the other provisions hereof, and this Agreement will be construed in all respects as if such invalid or unenforceable provisions were omitted. Further, there will be automatically substituted for such invalid or unenforceable provision a provision as similar as possible which is valid and enforceable.

4.07   Counterparts and Facsimiles.  This Agreement may be executed
       ---------------------------
simultaneously in two (2) or more counterparts each of which will be deemed an original and all of which together will constitute but one and the same instrument. The signature page to this Agreement and all other documents required to be executed at Closing may be delivered by facsimile and the signatures thereon will be deemed effective upon receipt by the intended receiving party.

4.08   Interpretation.  All pronouns and any variation thereof will be deemed
       --------------
to refer to the masculine, feminine, neuter, singular or plural as the identity of the person or entity, or the context, may require. Further, it is acknowledged by the parties that this Agreement has undergone several drafts with the negotiated suggestions of both; and, therefore, no presumptions will arise favoring either party by virtue of the authorship of any of its provisions or the changes made through revisions.

4.09   Entire Agreement; Waivers.  This Agreement constitutes the entire
       -------------------------
agreement between the parties hereto with regard to the matters contained herein and it is understood and agreed that all previous undertakings, negotiations, letter of intent and agreements between the parties are merged herein. The failure of any party to this Agreement to assert any of its rights under this Agreement or otherwise will not constitute a waiver of such rights. Neither the failure nor any delay on the part of any party hereto in exercising any rights, power or remedy hereunder will operate as a waiver thereof or of any right, power or remedy; nor will any single or partial exercise of any right, power or remedy preclude any further or other exercise thereof, or the exercise of any other right, power or remedy.

4.10  Legal Fees and Costs.  In the event any party hereto incurs legal expenses
      --------------------
to interpret and enforce any provision of this Agreement, the prevailing party will be entitled to recover such legal expenses, including, without limitation, attorney's fees, costs and disbursements, in addition to any other relief to which such party will be entitled.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.

                                                CYBERBANK CORP.


                                                By:     /s/ Y.S. Cho
                                                   -----------------------------


                                                Title:  President
                                                      --------------------------


                                                NEWLANDS OIL & GAS, INC.


                                                By:     /s/ Douglas Yee
                                                   -----------------------------


                                                Title:  President
                                                      --------------------------

                                                                   Exhibit 10.19

                            SUBDISTRIBUTOR AGREEMENT

This Subdistributor Agreement (the "Agreement") effective the 15th day of November, 2000.

BETWEEN:


              PC-EPhone.com Ltd., a
              Bermuda Corporation having its corporate office at #129 Front Street
              Hamilton, BM HM11
              Fax: (604) 688-8371

              (herein the "Distributor")

                                                               OF THE FIRST PART

AND:

              FUTURECOM GLOBAL, INC.,
              a Nevada corporation having an office
              at 15690 N. 83rd Way, Suite B
              Scottsdale, Arizona  85260
              Fax:  (480) 368-1467

              (herein "FutureCom")

                                                              OF THE SECOND PART

WHEREAS:

A. The Distributor is party to a Distribution Agreement (the "Distribution Agreement") with CYBERBANK CORP., a Korean corporation (the "Company") with its head office in Seoul, Korea.

B. The Company has developed a handheld device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol system (the "Multipalm").

C. The Distributor has acquired from the Company the United States and Canada rights to market and distribute the Multipalm on a sole and exclusive basis on the terms and conditions contained in the Distribution Agreement.

D. The Distributor may have the right to acquire from the Company the worldwide (other than the United States and Canada) rights to market and distribute the Multipalm on a non-exclusive basis on the terms and conditions contained in the Distribution Agreement.

E. The Distributor is desirous of developing and accelerating its marketing strategy to exploit any and all business opportunities with respect to the aforementioned product; and

F. FutureCom is desirous of participating with the Distributor in the implementation of the foregoing marketing strategy in the manner hereinafter described.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:


1.   DEFINITIONS

In this Agreement, the following words and phrases shall have the following meanings:


(A) "Company" means CYBERBANK CORP., a Korean corporation and its successors and assigns;

(B) "Confidential Information of the Company" means all business plans, trade secrets, design concepts, knowledge, information, production technology, processes, know how, business projections, customer lists and intellectual property concerning or relating to the business of the Company and the Products, including the Manufacturing Information, which may be communicated to, acquired by, or learned of by the Distributor from the Company, whether or not such information is subject to proprietary protection at law;

(C) "Confidential Information of the Distributor" means all customer lists, sales marketing contacts and information, business plans, trade secrets, knowledge, information, know how, business projections, computer software programs and intellectual property concerning or relating to the business of the Distributor which may be communicated to, acquired by, or learned of by the Company from the Distributor, whether or not such information is subject to proprietary protection at law;

(D) "Distribution Agreement" means that certain Distribution Agreement dated November 6, 2000 between the Company and the Distributor;

(E) "Exclusive Territory" means the United States of America (50 states) and Canada;

(F) "Future Products" means any future products developed by the Company of a similar or like nature as the Multipalm which is primarily a PC/PDA/ wireless telecommunication device.

(G) "Manufacturing Information" means all information, technology, data and trade secrets relating to the manufacture of the Products;

(H)  "Non-exclusive Territory" has the meaning assigned to it by Section 2.3;

(I) "Patents" means any patents underlying the Products which are owned or may be owned by the Company or licensed or which may be licensed to the Company;

(J) "Products" means the personal digital assistant products marketed by the Company under the current trade name "Multipalm" (including all necessary accessories included in the Multipalm retail package to maintain the functionality of the Product including, but not limited to a battery, battery charger, adaptor, and non-phone stylus).

(K) "Reference Date" means the later of (a) December 31, 2001 and (b) one year after approval of the Products by the US FCC;

(L)  "Term" has the meaning described in Section 12.1 of this Agreement;

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

(M) "Trade Name" means the trade name "Multipalm", or any other trade name for the Product or Future Products, and the trademark "Multipalm", or any other trademark for the Product or Future Products, in the event that the Company is granted trademark protection by the United States Patent and Trademark Office.

2.    Exclusive Distribution Rights and Non-exclusive Distribution Rights
      -------------------------------------------------------------------

2.1 Subject to the terms and conditions of this Agreement and the Distribution Agreement, the Distributor hereby grants to FutureCom the exclusive right to market, distribute and sell the Products within the Exclusive Territory (the "Distribution Rights"). The Distribution Rights will include the following rights:

(A)   the right to market, distribute and sell the Products;

(B) the right and license to use the Trade Name in connection with the marketing, distribution and sale of the Products.

2.2 The Distribution Rights will extend to the right and license to use the trademark "Multipalm" or any other trademark relating to the Products or Future Products in the event that the Company's application to the United States Patent and Trademark Office for the registration of "Multipalm" or any other trademark, if any, is approved. FutureCom acknowledges that there is no assurance that trademark protection will be granted by the United States Patent and Trademark Office.

2.3 FutureCom may, from time to time, deliver notice to the Distributor that requests non-exclusive distribution rights for certain territories outside of the Exclusive Territory (the "Non-exclusive Territory"). FutureCom and the Distributor shall have fifteen (15) days to discuss and reach an agreement on such request. Failure to reach an agreement on such a request shall be deemed to be a rejection of such request by the Distributor. If granted, such non-exclusive distribution rights shall be for a period of one year from the date of delivery of the request by FutureCom to the Distributor. Provided however, FutureCom shall be entitled to deal with and sell to existing customers and contacts of FutureCom at the 2000 Las Vegas Comdex Show for markets outside the exclusive Territory but shall always be governed by the terms and conditions of the Distribution Agreement. The terms and conditions of such non-exclusive distribution rights may be modified or amended subject to a separate agreement by FutureCom and the Distributor but shall always be governed by the terms and conditions of the Distribution Agreement .

2.4 The Distributor agrees FutureCom shall endeavor to add Mexico as an exclusive market at the earliest possible date but makes no representation that such exclusivity can or will be obtained.

2.5 FutureCom acknowledges that the rights granted to Distributor pursuant to this Agreement are expressly subject to the terms and conditions of the Distributor Agreement which contains consent/approval requirements, limits and thresholds as to the period of exclusivity, volume requirements, and similar conditions. FutureCom further acknowledges that the rights granted to it hereunder shall be subject to the conditions and limitations contained in the Distribution Agreement including, but not limited to, methods of payment, and payment security requirements

2.6 FutureCom and its affiliates covenant that it will not contact the Company directly or indirectly without the express written consent of Distributor during the term of the Distribution Agreement.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

2.7 Notwithstanding any other term or terms of this Agreement, any sales orders and/or sales contracts for Products to third parties made before execution of a final formal distribution agreement and all profits resulting therefrom shall be for the sole benefit of Distributor. Upon execution of this Agreement, Distributor shall submit a list of such third parties which the Distributor may be closing sales orders with, prior to the date hereof. Any sales made by Distributor to a verifiable party on the aforementioned list shall be excluded from the application of this Agreement. It is agreed that the number of potential purchasers on said list shall not exceed five (5).

3.  Product Prices, Payment and Minimum Purchase Amounts
    ----------------------------------------------------

3.1 The prices to be paid by FutureCom to the Distributor for the Products (the "Product Prices") shall:

     (A)  until December 31, 2001, not be less than
          US${............*............} per unit {............*............}
          and shall not be greater than {............*............}; and

     (B)  after December 31, 2001, not be greater than the
          {............*............}.

Plus {............*............} as more particularly set forth in clause
3.10(d).

3.2 At the time of giving the purchase order, FutureCom will open an irrevocable and confirmed letter of credit without recourse in favour of the Company and the Distributor for the aggregate price for all of the Products ordered at the Product Prices ordered (the "Order Price"). In addition, the letter of credit will be transferable and negotiable by the Company and the Distributor. Such letter of credit shall be arranged with a financial institution satisfactory to the Company and Distributor. Such letter of credit shall be granted on the basis that payment will be made upon presentation of adequate documentation by the Company and the Distributor, but the Order Price for each delivery of Products will not be paid any earlier than the due date as described in section 3.3 below.

3.3 The Distributor will invoice FutureCom for all Products delivered to FutureCom at the Product Prices. The Order Price shall be paid
{............*............} days after presentation of documents as relate to each delivery of Products but, for greater certainty, may be paid in partial amounts for partial shipments.

3.4 FutureCom shall have the right to establish its own selling prices for the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor.

3.5 The determination of sales and marketing strategies for the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor, will be the sole responsibility of FutureCom.

3.6 All references to money or currency herein contained shall mean lawful money of the United States of America.

3.7 Each order placed by FutureCom for the purchase of any Products shall be subject to the terms and conditions of this Agreement.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

3.8  The Distributor will cause to the Company to deliver all Products to
FutureCom {............*............} but at a location in
{............*............} that is a reasonable distance from a major shipping location which includes, but is not limited to, {............*............}.

3.9 As a condition of maintaining the Distribution Rights, during the period from the effective date of this Agreement to the Reference Date, FutureCom must purchase from the Company a minimum of units of the Products as specified in
Section 3.10 at the prices provided for by this Agreement. Notwithstanding the above, FutureCom shall not be held responsible for not achieving the minimum purchase requirements if the Products are not completely delivered, are not delivered on a timely basis, and/or not delivered in a functioning format for North American use.

3.10 FutureCom agrees to issue binding purchase orders to the Distributor for the purchase of Products in a form that is substantially similar in terms and conditions as attached in Appendix 3.10 and additionally as follows:

     a)  Purchase {............*............} units of the current model Product which purchase order shall be made with Distributor
         {............*............};

     b)  Purchase {............*............} units of future generation
         Products to be delivered over {............*............} with the first purchase order and deliverable to be a minimum of
         {............*............};

     c)  Purchase a minimum of {............*............} units of the Products for each {............*............} thereafter. Any purchases by
         FutureCom in excess of {............*............} units for a particular {............*............} shall be carried forward to the next {............*............} as a credit towards the next
         {............*............} minimum purchase requirement, except that no carry forward is permitted beyond {............*............} of each {............*............};

     d)  Pay Distributor a purchase price equal to the Distributor's actual cost price plus {............*............} calculated on each order (which may include Product options and/or accessories). Distributor's actual purchase price shall be the contracted bona fide arm's-length price charged by the Company to the Distributor. FutureCom shall be entitled to documented verification of the foregoing purchase price. Distributor shall, on a best efforts basis, endeavour to obtain on going competitive pricing from the Company to maintain the market advantage of the Product;

     e)  Pay Distributor a fee of {............*............} on received payments on all sales of Product accessories made by FutureCom, calculated and payable monthly by the third business day of the following month, it being understood that such fee is only in respect of Product accessories developed and/or manufactured for or by FutureCom. FutureCom shall not develop or have manufactured any Product option or accessory presently marketed by the Company.

3.11 To help the Company and Distributor to establish manufacturing and marketing plans, FutureCom shall submit to the Distributor a
{............*............} forecasting purchase plan for
{............*............} at least {............*............} days prior to the beginning of each quarter.

3.12 All Canadian and U.S. (50 states) purchase inquiries received by the Distributor shall be

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

referred to FutureCom for further handling, PROVIDED HOWEVER, in the event a customer insists upon dealing with and purchasing from Distributor, then in such event only, Distributor shall be entitled to deal with such customer at its own effort and cost. Distributor shall provide written notice to FutureCom of all such sales. The sale price charged to such customer by Distributor shall be no less than the lowest price charged by FutureCom to its preferred customers. Distributor shall upon receipt of the sales proceeds from said customer, pay FutureCom an amount equal to Distributor's cost plus
{............*............}, it being the intent of the parties to implement reciprocal arrangements with respect to amounts paid on sales of the Products. Distributor shall not promote or seek, directly or indirectly, any sales of the Products within the U.S. (50 states) and Canadian markets.

3.13   Any returns of defective units of Products in excess of
{............*............} points shall be considered a "catastrophic event", and FutureCom may elect to suspend or terminate its obligations under this Agreement.

3.14 Distributor shall provide at cost to FutureCom one (1) functional unit of Product (PC-Ephone) upon execution hereof, and shall provide at cost a further fifteen (15) units for carrier testing purposes. Distributor shall attempt, on a best efforts basis, to obtain the foregoing units on a timely manner to permit carrier testing to commence at the earliest possible date.

4.    Limitations on the Distribution Rights
      --------------------------------------

4.1 FutureCom shall not knowingly distribute or sell any Products for re-sale to any person or company in any market outside: (a) the Exclusive Territory and (b) the Non-exclusive Territory where FutureCom has non-exclusive rights as granted by virtue of section 2.3.

4.2 FutureCom will not, directly or indirectly, sell, assign or grant to any other person, firm or corporation, the right to sell, or distribute the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor, except as set forth in Article 5.

4.3   Paragraph Intentionally Deleted.

4.4 Nothing in this Agreement shall be deemed in any way to constitute any transfer or assignment by the Company or Distributor of any Patents, Trade Name or Confidential Information to FutureCom or to give FutureCom any right, title or interest in or to any Patents, Trade Name or Confidential Information. FutureCom acknowledges that all patents pertaining to the Products or Confidential Information are and shall remain the exclusive property of the Company.

4.5 FutureCom will not purchase Products from any person other than through Distributor.


5.    Sub-Assignees
      -------------

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

5.1 FutureCom will have the right to appoint marketing representatives within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive rights have been granted to FutureCom by the Distributor, provided that each marketing representative is appointed on the following terms and conditions:

   a) each marketing representative will enter into a restrictive agreement with FutureCom on terms and conditions acceptable to the Distributor which will fully bind the marketing representative to the terms and conditions set forth in this Agreement; and

   b) FutureCom shall provide the Distributor a copy of each executed marketing representative agreement within 10 days of execution in order that the Distributor can verify compliance of the marketing representative agreement with the terms and conditions of this Agreement.

5.2 In the event of restructuring of FutureCom so that separate companies are used to sell Products in different countries within the Exclusive Territory and the Non-exclusive Territory, such separate companies shall collectively be considered to be parties to this Agreement in place and stead of FutureCom named herein, without the necessity of any further documentation.

6.    Additional Covenants of FutureCom
      ---------------------------------

6.1   FutureCom will throughout the term of this Agreement:

(A) purchase and maintain a sufficient liability insurance policy with reputable insurance companies in those jurisdictions in which FutureCom markets, distributes and sells the Products;

(B) ensure that any advertising or promotional efforts undertaken by FutureCom will be conducted in compliance with advertising and marketing guidelines established by the Company or the Distributor in order to ensure a consistent marketing and brand recognition of the Products;

(C) comply with all applicable laws and regulations regarding the distribution, marketing and sale of the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor.

(D) FutureCom will not enter into any business that is unrelated to telecommunications without the prior written consent of the Company.

(E) FutureCom shall not represent itself as an agent and/or legal representative of the Company or Distributor.

(F) FutureCom shall not challenge the Company or Distributor for the Company's Patents, Trade Name and/or other intellectual properties.

(G) FutureCom shall not give information on and guarantee the performance and efficiency of the Products and Future Products unless otherwise confirmed

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

      by written consent of the Company or Distributor.

6.2 Execution and delivery of this Agreement by FutureCom has been duly authorized. The person executing this Agreement on behalf of FutureCom has full and proper authorization to execute same, and this Agreement is a valid and binding agreement of FutureCom and is enforceable against FutureCom in accordance with its terms.


7.    Additional Covenants of the Distributor
      ---------------------------------------

7.1   The Distributor will during the term of this Agreement:

(A) provide FutureCom with all such information as received by Distributor from the Company, or as the Distributor considers appropriate, in order to assist FutureCom in the preparation of sales promotion material and Distributor shall provide FutureCom with all sales promotional material relating to the Products in order to facilitate advertising of the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor;

(B) to the greatest extent of Distributor's ability to do so, ensure all the Products meet the Company's specifications for the applicable Products;

(C) to the greatest extent of Distiributor's ability to do so, ensure that in addition to any warranty requirements pursuant to the terms of this Agreement, all Products supplied to FutureCom by the Company, its manufacturers or Distributor shall meet any and all U.S. governmental standards applicable to such Products. FutureCom shall have the right, through its duly appointed representative, to examine, inspect and/or test any and all of the Products supplied by the Company through the Distributor, and to the extent possible, the production lines, production facilities and storage facilities. The Distributor warrants to the fullest extent in favor of FutureCom and its customers all available Company warranties that the goods delivered in accordance with this Agreement shall measure up to the same standard as the sample Products previously submitted to FutureCom.

(D) permit FutureCom and its marketing representatives, if any, to hold themselves out as authorized distributors of the Products within the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor;

(E) assist FutureCom in obtaining all applicable US FCC and Industry Canada approvals in order that the Products can be distributed in the Exclusive Territory and the Non-exclusive Territory, where non-exclusive distribution rights have been granted to FutureCom by the Distributor.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

(F) furnish to FutureCom in a timely manner all available product information regarding the Products, which product information shall accurately describe the nature, character and prescribed use of the Products, which information shall be appropriate for distribution to consumers in the discretion of FutureCom. The product information shall not misrepresent or in any way intentionally mislead FutureCom, or consumers with respect to the Products. FutureCom may incorporate such product information in its sales and advertising and promotional literature and materials (the "Sales Materials"). Said product information utilized shall not be deemed as Confidential Information as set forth in this Agreement.

(G) To the greatest extent of the Distributor's ability to do so, ensure that the Distributor has the right to supply and distribute the Products and all components thereof, and the Products shall not and do not, constitute any known infringement of any license, trademark, copyright, patent or similar proprietary interest of any third party.

(H) Except as expressly otherwise agreed in this Agreement, the Distributor will not directly, or indirectly, sell Products to any customers in the Exclusive Territory and, furthermore, will refer those customers to FutureCom.

(I) Except as expressly otherwise agreed in this Agreement, the Distributor will not directly, or indirectly, sell Products to any customers in the Non-exclusive Territory where FutureCom has been granted non-exclusive distribution rights by the Distributor and, furthermore, will refer those customers to FutureCom.

7.2 To its best knowledge the Distributor represents the Company has the capability to supply the Products necessary to meet the anticipated sales of FutureCom for the duration of this Agreement.

7.3 Execution and delivery of this Agreement by the Distributor has been duly authorized. The person executing this Agreement on behalf of the Distributor has full and proper authorization to execute same, and this Agreement is a valid and binding agreement of the Distributor and is enforceable against the Distributor in accordance with its terms.

8.    Indemnification
      ---------------

8.1 Each of the parties agrees to indemnify, defend and hold harmless the other party from any liability arising out of the act or omission of the indemnifying party, its servants, agents and representatives.

8.2 Distributor shall not be responsible for any claim and loss arising out of the marketing, sales and distribution process of FutureCom and/or its marketing representatives.

8.3 FutureCom shall be responsible for the losses and claims arising out of the conduct, non-performance and misrepresentations of FutureCom and its marketing representatives, if any. Furthermore, FutureCom shall defend itself and shall indemnify and hold harmless the Company and the Distributor from any liability arising therefrom.

8.4 The maximum liability of the Distributor arising out of and relating to this Agreement shall not exceed the Order Price of the Products delivered.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

9.   Right of First Refusal for Future Products
     ------------------------------------------

9.1 FutureCom will have a right of first refusal to acquire the marketing, distribution and sales rights for (a) Future Products on an exclusive basis for the Exclusive Territory and (b) Future Products on a non-exclusive basis for the Non-exclusive Territory where non-exclusive distribution rights have been granted pursuant to section 2.3.


10.  Confidential Information
     -------------------------

10.1 The Distributor acknowledges that the Confidential Information of FutureCom is the property of FutureCom and the success, profitability and competitive position of FutureCom requires that the Confidential Information of FutureCom be maintained in confidence by the Distributor. Accordingly, the Distributor covenants and agrees with FutureCom, subject to Sections 10.2 and
10.3 of this Agreement, that:

(A) the Distributor will at all times keep all Confidential Information of FutureCom in the strictest confidence;

(B) the Distributor will not use the Confidential Information of FutureCom for any purpose other than for performing its obligations pursuant to this Agreement;

(C) the Distributor will not at any time publish or in any way participate or assist in the publishing of any Confidential Information of FutureCom;

(D) the Distributor will not disclose or assist in the disclosure of any Confidential Information of FutureCom to any person, firm, corporation or other entity.

10.2 The Distributor may disclose the Confidential Information of FutureCom in confidence to the Company and the lawyers, accountants and other professional advisors of the Company and Distributor in connection with the performance of the business arrangements between FutureCom and the Distributor, each of whom shall be advised of the confidential nature of and requirement to maintain such confidential information.

10.3 The Distributor may disclose the Confidential Information of FutureCom only to the extent necessary in order that the Distributor may comply with all applicable laws and regulations, including compliance with Distributor's obligations as a reporting issuer under the United States Securities Exchange Act of 1934. Any press releases making reference to a party shall require the consent of that party. The Parties shall endeavor to consult one with the other with respect to any press releases or similar dissemination of information.

10.4 FutureCom acknowledges that the Confidential Information of the Company or the Distributor is the property of the Company or the Distributor and the success, profitability and competitive position of the Company or the Distributor requires that the Confidential Information of the Company or the Distributor be maintained in confidence by FutureCom. Accordingly, FutureCom covenants and agrees with the Distributor, subject to Sections 10.5 and 10.6 of this Agreement, that:

(A) FutureCom will at all times keep all Confidential Information of the Distributor in the strictest confidence;

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

(B) FutureCom will not use the Confidential Information of the Distributor for any purpose other than for performing its obligations pursuant to this Agreement;

(C) FutureCom will not at any time publish or in any way participate or assist in the publishing of any Confidential Information of the Distributor;

(D) FutureCom will not disclose or assist in the disclosure of any Confidential Information of the Distributor to any person, firm, corporation or other entity.

10.5 FutureCom may disclose the Confidential Information of the Company or Distributor in confidence to the lawyers, accountants and other professional advisors of FutureCom in connection with the performance of the business arrangements between the Distributor and FutureCom each of whom shall be advised and required to maintain the confidential nature of each confidential information.

10.6 FutureCom may disclose the Confidential Information of the Company or the Distributor only to the extent necessary in order that FutureCom may comply with all applicable laws and regulations, including compliance with FutureCom's obligations as a reporting issuer under the United States Securities Exchange Act of 1934. Any press releases making reference to a party shall require the consent of that party. The Parties shall endeavor to consult one with the other with respect to any press releases or similar dissemination of information.

10.7 No waiver by either party of its rights pursuant to the confidentiality agreements or any consent to any release of Confidential Information shall be effective unless expressed in writing, and no such waiver or consent shall apply beyond the specific facts in respect of which the waiver of consent was given.

10.8 This confidentiality agreement of each party does not apply to information that is or becomes publicly available or is lawfully received by the other party other than by breach of this confidentiality agreement.

11.   Modifications
      -------------

11.1 FutureCom will not make any modifications to any Products or in any way vary or change the specifications or content of the Products purchased from or through the Distributor. FutureCom will use its reasonable efforts to ensure that its marketing representatives, dealers, agents, or customers do not make any modifications to, or in any way vary, the specifications or content of any Products.

11.2 FutureCom shall be entitled to name or brand the Products in whichever manner FutureCom deems necessary for marketing purposes, and shall be further entitled to offer private labeling to its customers at its cost; PROVIDED HOWEVER FutureCom may be required to include the name and/or trademark, if any, of the Distributor and/or the Company on all units of the Products, in a manner satisfactory to the Distributor, and at Distributor's cost.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

12.   Term and Termination
      --------------------

12.1 The term of this Agreement (the "Term") will commence on the date of signing of this Agreement and will continue until (i) the earlier of December 31, 2007, (ii) the date on which this Agreement is terminated in accordance with the provisions of this Agreement, or (iii) the date on which the Distribution Agreement is terminated. However, the Term of this Agreement will automatically renew from year to year after the initial Term provided the Company or Distributor has not given 60 days advance notice of termination in writing.

12.2 Each of FutureCom and the Distributor shall have the right to terminate this Agreement upon the occurrence of any of the following events, such termination to be effective immediately upon the receipt or deemed receipt by the other party of notice to that effect and the expiry of any applicable period for remedy of the default:

(A) if a party is in default of any of the material terms or conditions of this Agreement and fails to remedy such default within seven (7) days of written notice thereof from the other party unless the non-defaulting party agrees to extend such seven (7) day period;

(B) if the other party becomes bankrupt or insolvent, makes an assignment for the benefit of its creditors or attempts to avail itself of any applicable statute relating to insolvent debtors;

(C) if the other party winds-up, dissolves, liquidates or takes steps to do so or otherwise ceases to function as a going concern or is prevented from reasonably performing its duties hereunder; or

(D) if a receiver or other custodian (interim or permanent) of any of the assets of the other party is appointed by private instrument or by court order or if any execution or other similar process of any court becomes enforceable against the other party or its assets or if distress is made against the other party's assets or any part thereof.

12.3 Notwithstanding anything in this Agreement to the contrary, in the event that the Distributor shall be given notice from the Company that there has occurred any event pursuant to which the Company has or may have the right to terminate the Distribution Agreement, then Distributor represents and agrees to immediately give written notice to FutureCom of said event, as well as related information with respect to action to be taken by Distributor to remedy any claim of default as asserted by the Company.

     In the event Distributor shall be unable to remedy the claim of default by the Company, Distributor agrees to utilize its best commercial efforts to assist FutureCom to directly contract with the Company for the continued purchase of the Products by FutureCom and to otherwise enable FutureCom to continue to receive, to the maximum extent commercially feasible, the benefits of this Agreement. In the event so required, as may pertain to the claim of default by the Company which is not remedied by the Distributor to the satisfaction of the Company, the Distributor agrees to not unreasonably withhold its consent to a request by FutureCom of an assignment of the Distribution Agreement to FutureCom under which FutureCom would assume all of the rights, duties and obligations of the Distributor pursuant to the Distribution Agreement, subject to such terms and conditions as may then be imposed by the Company as a condition to obtaining the consent of the Company to an assignment of the Distribution Agreement by Distributor to FutureCom.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

12.4 Upon termination of this Agreement for any reason whatsoever, the following shall apply:

(A) those rights and obligations of each of the Distributor and FutureCom which are expressly stated to survive termination of this Agreement will survive termination and will continue in full force and effect;
(B) all rights and privileges granted by the Distributor to FutureCom pursuant to this Agreement, including the rights to market, distribute and sell Products, will immediately terminate and be relinquished by FutureCom, and thereafter FutureCom shall take no action that would make it appear to the public that the Distributor is still supplying Products;
(C) FutureCom shall return to the Distributor all advertising, informational or technical material given to FutureCom by the Company or Distributor;
(D) FutureCom shall cease using the Trade Names and thereafter refrain from holding itself out as an authorized distributor of the Products;
(E) FutureCom will retain in confidence all information regarding the business and property of the Company, the Distributors and the Products;
(F)   all marketing agreements entered into by FutureCom will terminate.

The provisions of this Section 12.4 will survive the termination of this Agreement.

12.5  The obligations of FutureCom hereunder shall be subject to the Products receiving all requisite {..........*..........} units of the Products. The
Distributor shall cause the filing of the requisite regulatory approvals in a timely and expeditious manner, it being anticipated that such approvals may be obtained in January, 2001.

12.6  Except for the first {..........*..........}, the obligations of FutureCom hereunder shall be further subject to receipt of carrier approval from Sprint, AT&T, Verizon, Telus, or any other carrier deemed necessary by FutureCom for implementation of its marketing plan for the Products. FutureCom undertakes to obtain such approval at its cost immediately upon receipt of the fifteen (15) units referred to in Section 3.14. This condition shall terminate at the end of twenty-two (22) days after the passing of and completion of CDG Level 2 testing.

12.7 In the event the Distributor shall determine or become advised the Company or Distributor does not intend to renew the Distribution Agreement, immediate written notice thereof shall be given by the Distributor to FutureCom.

13.   Assignment
      ----------

13.1 Except as provided by Section 5 of this Agreement, the rights granted by this Agreement may not be sold, assigned, sub-licensed or otherwise transferred by FutureCom without the prior written consent of the Distributor, which consent may not be unreasonably withheld by the Distributor.

13.2 In the event the Distributor proposes to make an assignment of all or any portion of its rights pursuant to the Distribution Agreement. Distributor agrees to promptly give notice thereof to FutureCom and to permit FutureCom reasonable opportunity to discuss the proposed assignment with Distributor. Provided, however, FutureCom acknowledges it does not have a right of first refusal enforceable against Distributor.

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

14.   After-sales Support; Marketing
      ------------------------------

14.1 The Distributor shall use its highest and best efforts to make all manufacturer warranties directly available to customers of the Products and to otherwise enforce warranty covenants against the manufacturers of the Product for the benefit of FutureCom or its customers. FutureCom shall be responsible for customer and call-center support services as shall pertain to all sales originated by FutureCom. However, the Distributor shall provide or make available through the Company to the greatest extent feasible, training and technical assistance to FutureCom in the United States and Canada for a period of three (3) months after the date of this Agreement in order to facilitate FutureCom's customer and call-center support services.

14.2 FutureCom shall expend One Million Dollars ($1,000,000) to Five Million Dollars ($5,000,000) on advertising and promotion related to the Product, which without limiting the generality of the foregoing. shall include media advertising, co-op advertising schemes, trade show attendances, product literature, and similar promotional efforts.


15.   Miscellaneous Provisions
      ------------------------

15.1  Entire Agreement
      ----------------

This Agreement constitutes the entire agreement between the parties with respect to all matters herein contained, and its execution has not been induced by, nor do any of the parties hereto rely upon or regard as material, any representations or writings whatsoever not incorporated herein and made a part hereof. This Agreement shall not be amended, altered or qualified except by an instrument in writing, signed by all parties hereto and any amendments, alterations or qualifications hereof shall not be binding upon or affect the rights of any party who has not given its consent in writing.

15.2  Interpretation
      --------------

The division of this Agreement into articles and sections is for convenience of reference only and shall not affect the interpretation or construction of this Agreement.

15.3  Severability
      ------------

In the event that any of the covenants herein contained shall be held unenforceable or declared invalid for any reason whatsoever, such unenforceability or invalidity shall not affect the enforceability or validity of the remaining provisions of this Agreement and such unenforceable or invalid portion shall be severable from the remainder of this Agreement.

15.4  Force Majeure
      -------------

In the event of an inability or failure by the Company to manufacture, supply or ship any of the Products herein by reason of any fire, explosion, war, riot, strike, walk-out, labour controversy, flood, shortage of water, power, labour transportation facilities or necessary materials or supplies, default or power failure of carriers, breakdown in or the loss of production or anticipated production from plant or equipment, act of God or public enemy, any law, act or order of any court, board, government or other authority of competent

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

jurisdiction, or any other direct cause (whether or not of the same character as the foregoing) beyond the reasonable control of the Company, then the Distributor shall not be liable to FutureCom and will not be deemed to be in default during the period and to the extent of such inability or failure. Deliveries omitted in whole or in part while such inability remains in effect shall be canceled.

15.5  Notices
      -------

Any notice required or permitted to be given hereunder shall be in writing and shall be effectively given if:

     (a)  Delivered personally;
     (b)  Sent by prepaid courier service or mail; or
     (c) Sent prepaid by telecopiers, fax telex or other similar means of electronic communication addressed to the "President" at the address/fax number(s) shown for FutureCom or the Distributor, as the case may be, at the beginning of this Agreement.

Any notice so given shall be deemed conclusively to have been given and received when so personally delivered or, if sent by telex, fax, telecopier or other electronic communication (other than e-mail), on the first business day thereafter, or if sent by courier on the third business day thereafter or if sent by mail on the tenth business day thereafter. Any party may change any particulars of its address/fax number for notice by giving notice to the other party in the manner above described.

For determining the date on which any notice shall have been received, the date of delivery will be the date in Los Angeles, California at the time of delivery.

15.6  Time of the Essence
      -------------------

Time shall be of the essence.

15.7  Further Assurances
      ------------------

The parties agree to sign such other instruments, cause such meetings to be held, resolutions passed and by-laws enacted, exercise their vote and influence, do and perform and cause to be done and performed such further and other acts and things as may be necessary or desirable in order to give full effect to this Agreement.

15.8  Successors and Assigns
      ----------------------

This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns.

15.9  Non-Waiver
      ----------

No waiver by any party of any breach by any other party of any of its covenants, obligations and agreements hereunder shall be a waiver of any subsequent breach of any other covenant, obligation or agreement, nor shall any forbearance to seek a remedy for any breach be a waiver of any rights and remedies with respect to such or any subsequent breach.

15.10 Arbitration
      -----------

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

All disputes in relation to this Agreement, other than a dispute regarding the non-payment of any monetary amount required by this Agreement, be referred to and finally resolved by Arbitration, under the rules of the British Columbia International Commercial Arbitration Center (the "Rules"), which Rules are deemed to be incorporated by reference into this Article. The tribunal shall consist of One (1) Arbitrator. The Parties will endeavour within twenty-one
(21) days of the matter being referred to Arbitration to agree upon an Arbitrator, failing which the Arbitrator shall be appointed in accordance with the Rules. The place of Arbitration shall be Surrey, British Columbia. The language of the Arbitration shall be English. The parties agree that the Arbitrator shall be requested to make his award within sixty (60) days following the later of the conclusion of the Arbitration hearings or any exchange of final written submissions by the parties and further agree that the word of the Arbitrator shall be final and binding and without appeal.

15.11 Governing Law
      -------------

This Agreement shall be governed by and construed in accordance with the laws of the Province of British Columbia.

15.12 No Conflicts
      ------------

This Agreement shall supersede any and all previous agreements made between the parties in connection with the subject matter of this Agreement except for any non-disclosure or non-circumvention agreements entered into between the parties.

IN WITNESS WHEREOF the parties hereto have executed this Agreement and as of the date and year first above written.

FUTURECOM GLOBAL, INC.                     PC-EPhone.com Ltd.
By its authorized signatory                by its authorized signatory


/s/ Ronald R. Kelly                        /s/ Douglas Yee
- ------------------------------------       -----------------------------------
Signature of Authorized Signatory               Signature of Authorized
Signatory

Ronald R. Kelly                            Douglas Yee
- ------------------------------------       -----------------------------------
Name of Authorized Signatory               Name of Authorized Signatory

CEO / President                            Director
- ------------------------------------       -----------------------------------
Position of Authorized Signatory           Position of Authorized Signatory

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                   Appendix 3.10
                       Terms and Conditions of Initial Orders
                       --------------------------------------

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

Newlands Oil & Gas Inc.
401 West Georgia Street
Suite 1890
Vancouver, B.C. V6B 5A1

Attention:  Mr. Douglas Yee
- ---------------------------

Dear Mr. Yee:

Order
- -----

As exclusive Subdistributor of the Multipalm product for Canada and the United
States (50 states), we hereby irrevocably order {..........*..........} units of the Product (as defined in the Subdistributor Agreement) (without stylus) at a price of not greater than US${............*............} per unit for a total purchase price of not greater than US${............*............} (the "Order").


Delivery
- --------

Delivery schedule shall be as follows:

          Delivery Date                             Number of Units
          -------------                             ---------------

   {............*............}                       {......*......}


Payment
- -------

An irrevocable, confirmed, transferable and negotiable letter of credit will be granted for the value of the Order, payable immediately upon presentation of documents evidencing shipment.

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Subdistributor Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{............*............}.



Yours truly,
FUTURECOM GLOBAL, INC.

**DRAFT**

By:
   ---------------------------------
           Ron Kelly, CEO

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

Newlands Oil & Gas Inc.
401 West Georgia Street
Suite 1890
Vancouver, B.C. V6B 5A1

Attention:  Mr. Douglas Yee
- ---------------------------

Dear Mr. Yee:

Order
- -----

As exclusive Subdistributor of the Multipalm product for Canada and the United
States (50 states), we hereby irrevocably order {............*............}
units of the Product (as defined in the Subdistributor Agreement) (without stylus) at a price of not greater than US${............*............} per unit for a total purchase price of not greater than US${............*............}
(the "Order").

Delivery
- --------

Delivery schedule shall be as follows:

           Delivery Date                              Number of Units
           -------------                              ---------------

    {............*............}                       {......*......}
    {............*............}                       {......*......}
    {............*............}                       {......*......}

Payment
- -------

{............*............}U.S. dollars (US${............*............}) will be paid at the time of placing the Order.  Within {............*............}days after passing CDG2 Test, an irrevocable, confirmed, transferable and negotiable letter of credit will be granted for the remaining value of the Order and may be paid in whole or in part, for partial shipments, but final payment (whether whole or part) is not due until {............*............} days after presentation of documents evidencing shipment.

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Subdistributor Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{............*............}.

Yours truly,
FUTURECOM GLOBAL, INC.

**DRAFT**

By:
   ---------------------------
        Ron Kelly, CEO

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                                                   Exhibit 10.20

8 February 2001


PC-EPhone, Inc.
885 West Georgia Street, Suite 1388
Vancouver, BC  V6C 3E8


Gentleman

Reference is made to the Distribution Agreement (the "Agreement") between Cyberbank Corp., a Korean corporation ("we" or "us") and PC-EPhone, Inc., a Nevada Corporation formerly known as Newlands Oil & Gas Inc. ("you") dated November 6, 2000 pursuant to which we grant to you the right to distribute our handheld device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol system (the "Product").

The Agreement contemplates that you are to place a purchase order with us for
35,000 units of the Product at price not less than U${..........*..........} per unit and pay us therewith U${..........*...........} (the "Purchase Order") in 7
days after receipt of shipment of 1,000 units, which were shipped on 25 November 2000.

This requirement of placing the Purchase Order constitutes a substantial prerequisite to maintain the Agreement in effect and validity. So far you did not fulfill the requirement of making the Purchase Order.

In this regard, we hereby waive the requirement under the terms and conditions as follows:

1.     PC-EPhone, Inc. shall place the Purchase Order (being the 35,000 unit purchase order with the U${..........*..........}) payment within
{..........*..........} business days subsequent to the date upon which
Cyberbank receives final, written confirmation of the approval of the Product by the U.S. Federal Communications Commission and forwards a copy to PC-EPhone, Inc. of such confirmation and approval.

2. PC-EPhone, Inc. acknowledges that Cyberbank is using PC-EPhone as the brand name in the Korean market and agrees that Cyberbank is the legal owner of the brand name in Korea. PC-EPhone, Inc. shall allow Cyberbank Corp. to use the

* Confidential Treatment Requested by PC-EPhone, Inc.

trademark "PC-EPhone" as a co-owner of the brand name. PC-EPhone, Inc. shall immediately take all necessary legal steps to register Cyberbank Corp. as a co-owner of the brand name.

3. Cyberbank is considering to strengthen PC-EPhone, Inc.'s role in marketing and R&D to support PC-EPhone, Inc.'s listing in NASDAQ. For this purpose and during the process of raising capital, PC-EPhone, Inc. agrees to accept investors recommended by Cyberbank and cooperate closely with Cyberbank, in advance, in the process of raising capital from other investors.


No waiver by us of any breach of any of your obligation shall be a waiver of any subsequent breach of any other covenant, obligation or agreement, nor shall any forbearance to seek a remedy for any breach be a waiver of any rights and remedies with respect to such or any subsequent breach.

PC-EPhone, Inc. acknowledges that we reserve the right to terminate the Agreement in such a case of non-fulfilling any one of the foregoing terms and conditions.

Sincerely yours,

/s/ Young Sun Cho
- ------------------------------------
Cho, Young Sun
President
CYBERBANK Corp.


Agreed and acknowledged on this 8th day of February, 2001.


/s/ Douglas Yee
- ------------------------------------
Douglas Yee
President
PC-EPhone, Inc.

* Confidential Treatment Requested by PC-EPhone, Inc.

                                                                   Exhibit 10.21


                              TRI-PARTY AGREEMENT
                               -------------------

Dated this 9th day of February, 2001:

This Agreement is entered into among:

                      CYBERBANK CORP., a Korean corporation
                         18th Floor, Mirae Bldg. 1306-6
                             Seocho-dong, Seocho-gu
                             Seoul, Korea   137-855

                            (hereinafter "Cyberbank")

                                       AND

                      PC-EPHONE, INC., a Nevada corporation
                            #515, 3440 Wilshire Blvd.
                             Los Angeles, California

                               (hereinafter "PCE")

                                       AND

                  FUTURECOM GLOBAL, INC., a Nevada corporation
                               15690 N. 83rd Way,
                           Scottsdale, Arizona  85260

                               (hereinafter "FCG")

                   (collectively referred to as the "Parties")


WHEREAS Cyberbank and PCE are parties to a Distribution Agreement dated November 6, 2000 whereby Cyberbank granted to PCE, inter alia, the exclusive marketing rights to the United States and Canada for the PC-EPhone convergence device also referred to in the agreement as the Multipalm (hereinafter referred to as "PC-EPhone"); and

WHEREAS PCE and FCG have entered into a Subdistribution Agreement dated November 15, 2000 whereby PCE granted to FCG the exclusive rights for the PC-EPhone to the United States and Canadian markets; and

WHEREAS the Parties hereto wish to enter into this Agreement to confirm, clarify and supplement certain matters pertaining to the aforementioned agreements.

NOW THEREFORE the Parties agree as follows:

1. FCG shall have a first priority in terms of production capacity and deliverables supported by a purchase order of FCG issued by FCG.

2. FCG shall have a right of first refusal with respect to excess capacity. The terms and conditions of purchase shall be in accordance with the Subdistribution Agreement.

3. Cyberbank shall provide to PCE and FCG a schedule detailing the first 3 months production. Cyberbank shall deliver 35,000 units by
     {............*............} or earlier and a further
     {............*............} units by {............*............} or earlier. Partial shipments shall be allowed.

* Confidential Treatment Requested by PC-EPhone, Inc.

4.   A purchase order supported by a Standby Letter of Credit shall be issued at least {............*............} prior to the shipment date.

5. Cyberbank shall, on a best efforts basis, provide assistance to FCG with respect to obtaining carrier approval from Verizon which, without limiting the generality of the foregoing, shall include providing loaner test units, or financial assistance with respect to the supply of such test units.

6. Cyberbank shall within the next three (3) weeks upgrade the 1,000 units of PC-EPhone by providing new software, fixes for the roaming problem as well as ensuring the functionality of the said units.

7. To secure payment under the purchase orders, FCG shall provide a one-year Standby Letter of Credit or Standby Letters of Credit providing for a
     {............*............}-day term or drawdown. FCG shall provide, for the initial orders, a Standby Letter of Credit in the amount of
     US${............*............}on or before {............*............}.


8.   The first 35,000 units of PC-EPhone shall be at a price to PCE of US$
     {............*............} per unit. The price for future volumes shall be as follows:


          Historical Units                            Price Per Unit
           Manufactured                                (US dollars)
          ----------------                            --------------

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}

    {............*............}                  {............*...........}


9. In the event of a conflict between a provision in this Agreement and the two agreements referred to in the recitals, this Agreement shall prevail.

10. The Parties hereto shall execute all other agreements and shall do all things necessary to give effect to the intent of the Parties hereto.




/s/ Young-sun Cho
- ------------------------------------------------------------------------------
Young-sun Cho, President and CEO, Cyberbank Corp.



/s/ Ronald R. Kelly
- ------------------------------------------------------------------------------
Ronald R. Kelly, President and CEO, FutureCom Global, Inc.



/s/ Douglas Yee
- ------------------------------------------------------------------------------
Douglas Yee, President, PC-EPhone, Inc.

* Confidential Treatment Requested by PC-EPhone, Inc.

                                                                   Exhibit 10.22

          THIS AGREEMENT made as of the 1st day of October, 2000,

BETWEEN:

          NEWLANDS OIL & GAS INC., a company duly incorporated under the laws of the State of Nevada and having its Head Office at #1388 - 888 West Georgia Street, Vancouver, BC V6C 3E8

          (the "Company")

                                                               OF THE FIRST PART

AND:

          ALL SEASONS CONSULTING INC. (beneficial owner - Negar
          Towfigh), a company duly incorporated under the laws of British Columbia and having its Head Office at 1403
          Chippendale Road, West Vancouver, BC  V7S 2N7

          (the "Representative")

                                                              OF THE SECOND PART

WHEREAS:

A. The Company is desirous of retaining the management services of the Representative on a continuing basis and the Representative has agreed to provide such services to the Company upon the terms and conditions hereinafter set forth;

WITNESS THAT in consideration of the mutual agreements and covenants contained herein and other valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is agreed as follows:

1. The Company engages the Representative for a term of 1-year commencing October 1, 2000, unless extended or terminated earlier as hereinafter provided (the "Term").

2. This Agreement may be terminated at any time by either party on 30 days' prior written notice to the other party.

3. During the Term, the Representative shall serve the Company (and/or such subsidiary or subsidiaries as the Company may from time to time require) in such senior management and/or Representative capacity or capacities as may from time to time be determined by the Board of Directors of the Company (the "Board") and shall perform such duties and exercise such powers as may from time to time be determined by the Board, Company, or of any such subsidiary.

4. The Representative shall well and faithfully serve the Company and/or any subsidiary as aforesaid during the continuance of the Representative's engagement hereunder, shall devote the time, effort and ability to the Company's affairs and business necessary for the Representative to perform her duties under this Agreement and shall perform the Representative's duties hereunder in an efficient, trustworthy and businesslike manner to the advantage and benefit of the Company. The Representative's duties shall include the managing of the daily operations and required personnel.

5. The Company is aware that the Representative has now and will continue to have obligations to and financial interests in other companies and businesses and the Company recognizes that these companies and businesses will require a certain portion of the Representative's time. The Company agrees that the Representative may continue to devote time to such outside interests, provided that such interests do not conflict with the time required for the Representative to perform the Representative's duties under this Agreement.

6. The Representative shall not, either during the Term or at any time thereafter, disclose the private affairs of the Company and/or its subsidiary or subsidiaries, or any secrets of the Company and/or its subsidiary or subsidiaries to any person other than the directors of the Company and/or its subsidiary or subsidiaries or for the Company's purposes and shall not (either during the Term or at any time thereafter) use for the Representative's own purposes or for any purposes other than those of the Company, any information the Representative may acquire in relation to the business and affairs of the Company and/or its subsidiary or subsidiaries.

7. The terms "subsidiary" and "subsidiaries" as used herein mean any corporation or company of which more than 50% of the outstanding shares carrying voting rights at all times (provided that the ownership of such shares confers the right at all times to elect at least a majority of the board of directors of such corporation or company) are for the time being owned by or held for the Company and/or any other corporation or company in like relation to the Company and include any corporation or company in like relation to a subsidiary.

8. The basic fee for the Representative's services hereunder shall be at the rate of US THIRTYSIX THOUSAND DOLLARS (US$36,000) per year, payable in equal monthly installments of US THREE THOUSAND DOLLARS (US$3,000).

9. The Representative may be compensated for special projects at the discretion of the Board and shall be reimbursed for all travel and other reasonable expenses actually and properly incurred by the Representative in connection with his duties hereunder. For all such expenses the Representative shall furnish to the Company statements and vouchers as and when required by it.

10. This Agreement may be terminated forthwith by the Company without prior notice if at any time:

(a) the Representative shall commit any breach of any of the provisions herein contained; or

(b) the Representative shall be guilty of any misconduct or neglect in the discharge of his duties hereunder;

(c) the Representative shall become bankrupt or make any arrangements or composition with his creditors; or

(d) the Representative shall be convicted of any criminal offense other than an offense which, in the reasonable opinion of the Board, does not affect his position with the Company.

11. In the event this Agreement is terminated by reason of default on the part of the Representative, then, at the request of the Board, the Representative shall forthwith resign any position or office which she then holds with the Company or any subsidiary.

12. The services to be performed by the Representative pursuant hereto are personal in character, and neither this Agreement nor any rights or benefits arising thereunder are assignable by the Representative without the prior written consent of the Company.

13. If any provision, word or clause of this Agreement shall be held to be illegal, invalid or unenforceable for any reason, such illegality, invalidity or unenforceability shall not affect the remaining provisions which shall be fully severable, and this Agreement shall be construed and enforced without regard to such illegal, invalid or unenforceable provision.

14. This Agreement contains the entire agreement of the parties in respect of the subject matter hereof and can be modified only by an agreement in writing, signed by the party against whom or which enforcement of any waiver, change, modification or discharge is sought, and supersedes any other oral or written agreements of the parties in respect of the subject matter hereof. Any and all previous agreements, written or oral, between the parties hereto or on their behalf relating to the engagement of the Representative by the Company are hereby terminated and cancelled and each of the parties hereby releases and forever discharges the other party of and from all manner of actions, causes of action, claims, suits and demands whatsoever under or in respect of any such agreement.

15. Any notice required or permitted to be given under this Agreement shall be delivered personally, sent by courier or mailed by registered mail, postage prepaid, to the address of the respective party set out on the first page hereof and any such notice personally delivered or sent by courier as aforesaid shall be deemed to have been given on the date of delivery and any such notice mailed as aforesaid shall be deemed to have been given on the second business day following the date of mailing. Any address for the giving of notices hereunder may be changed by notice in writing given hereunder.

16. The provisions of this Agreement shall enure to the benefit of and be binding upon the legal personal representatives of the Representative and the successors and assigns of the Company. For this purpose, the terms "successors" and "assigns" shall include any person, firm or corporation or other entity which at any time, whether by merger, purchase or otherwise, shall acquire all or substantially all of the assets or business of the Company.

17. This Agreement is being delivered and is intended to be performed in the Province of British Columbia and shall be construed and enforced in accordance with, and the rights of the parties shall be governed by and interpreted in accordance with, the laws of such Province.

IN WITNESS WHEREOF this Agreement has been executed as of the day, month and year first above written.

NEWLANDS OIL & GAS INC.

By:     /s/ Douglas Yee
Name:   Douglas Yee
Title:  President


ALL SEASONS CONSULTING INC.

By:     /s/ Negar Towfigh
Name:   Negar Towfigh
Title:  President