Form 10QSB
period 2001-06-30
PC EPHONE INC
filed 2001-08-14
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-26341

                                 PC-EPHONE, INC.
                                 ---------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                  98-0197707
-------------------------------                     --------------------
(State or other jurisdiction of                     (IRS Employer
incorporation)                                       Identification No.)

      5375 Mira Sorrento Place, Suite 290, San Diego, California  USA 92121
      ---------------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  858-550-2020
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. (X) Yes     ( ) No

There were 16,185,500 common shares outstanding of as of July 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

GENERAL

PC-EPhone, Inc.'s (the "Company's") un-audited financial statements for the six months ended June 30, 2001 are included with this Form 10-QSB. The un-audited financial statements for the six months ended June 30, 2001 include:

     (a)  Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000;
     (b) Consolidated Statements of Loss and Deficit - for the three month and six month periods ended June 30, 2001 and June 30, 2000;
     (c) Consolidated Statements of Cash Flows - for the six months ended June 30, 2001 and June 30, 2000;
     (d) Consolidated Statements of Changes in Shareholders' Equity - for the six months ended June 30, 2001 and the year ended December 31, 2000;
     (e)  Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 2001 and December 31, 2000
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                 ASSETS                June 30   December 31,
                                                        2001         2000
                                                        ----         ----
Current
   Cash                                             $     16,634   $     81,780
   Accounts receivable                                    10,297           -
   Prepaid expenses and deposits                         301,115         35,016
   Inventory                                              16,798           -
                                                    ------------   ------------
                                                         344,844        116,796

Loans receivable                                          31,000         20,000
Capital assets                                            45,590         23,884
Distribution rights - Note 3                           8,570,931      9,230,233
                                                    ------------   ------------
                                                    $  8,992,365   $  9,390,913
                                                    ============   ============

                               LIABILITIES
                               -----------

Current
   Accounts payable                                 $    518,761   $    157,591
   Note payable - Note 5                                  16,050        120,000
   Advances payable                                      613,243          -
                                                    ------------   ------------
                                                       1,148,054        277,591
                                                    ------------   ------------

                           STOCKHOLDERS' EQUITY
                           --------------------

Capital stock - Note 4                                    16,185         16,122
Additional paid-in capital                            10,446,165     10,054,336
Deficit                                               (2,618,039)      (957,136)
                                                    ------------   ------------

                                                       7,844,311      9,113,322
                                                    ------------   ------------

                                                    $  8,992,365   $  9,390,913
                                                    ============   ============

Continuance of Operations - Note 1 (a)
Commitments - Notes 3 and 4
Subsequent Events - Notes 3, 5 and 6
Contingent Liability - Note 6

APPROVED BY THE DIRECTORS:


/s/ Douglas Yee          , Director        /s/ Terrence King          , Director
-------------------------                  ---------------------------

                          SEE ACCOMPANYING NOTES

                             PC-EPHONE, INC.
                    (formerly Newlands Oil & Gas Inc.)
                CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
       for the six and three month periods ended June 30, 2001 and 2000
                          (Stated in US Dollars)
                               (Unaudited)
                                ---------

                                                      Three months ended June 30,         Six months ended June 30,
                                                           2001           2000              2001            2000
                                                           ----           ----              ----            ----
Administrative expenses
   Accounting and audit                              $      7,982     $      1,606     $     19,997     $     3,476
   Amortization of capital assets                           2,299             -               3,842            -
   Amortization of distribution rights                    329,651             -             659,302            -
   Consulting                                             215,229           21,000          402,947          42,000
   Filing                                                   3,643              400            8,618             800
   Legal fees                                              17,588            5,047           91,270           6,111
   Marketing                                               38,625             -              69,927            -
   Office and telephone                                    26,749              265           43,965             364
   Product testing                                          5,311             -              17,769            -
   Rent                                                    18,999              456           30,355           2,061
   Transfer agent                                             791              720            3,402             973
   Travel                                                  26,572             -             110,743            -
                                                     ------------     ------------     ------------     ------------
Net loss before other                                     693,439           29,494        1,462,137           55,785
Other
   Non-cash compensation charge                            73,050             -             201,892             -
   Exploration and development expenses                      -              21,960             -              21,960
   Write-off of oil and gas property                         -              73,000             -              73,000
   Interest income                                         (3,126)             (76)          (3,126)            (156)
                                                     ------------     ------------     ------------     ------------

Net loss for the period                                   763,363          124,378        1,660,903          150,589
Deficit, beginning of the period                        1,854,676          294,707          957,136          268,496
                                                     ------------     ------------     ------------     ------------

Deficit, end of the period                           $  2,618,039     $    419,085     $  2,618,039     $    419,085
                                                     ============     ============     ============     ============

Net loss per share                                   $      0.047     $      0.012     $      0.103     $      0.015
                                                     ============     ============     ============     ============

Weighted average number of shares
 outstanding                                           16,152,899       10,047,167       16,137,618       10,047,167
                                                     ============     ============     ============     ============


                          SEE ACCOMPANYING NOTES

                             PC-EPHONE, INC.
                    (formerly Newlands Oil & Gas Inc.)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
       for the six and three month periods ended June 30, 2001 and 2000
                          (Stated in US Dollars)
                               (Unaudited)
                                ---------


                                                     Six months ended June 30,
                                                         2001            2000
                                                         ----            ----
Cash Flows from (used in ) Operating Activities
   Net loss for the period                        $ (1,660,903)    $   (150,589)
   Less: item not involving cash:
     Amortization of capital assets                      3,842             -
     Amortization of distribution rights               659,302             -
     Non-cash compensation charge                      201,892             -
     Write-off of oil and gas property                    -              73,000
   Changes in non-cash working capital
     balances related to  operations
     Accounts receivable                               (10,297)           3,734
     Prepaid expenses and deposits                    (266,099)            -
     Inventory                                         (16,798)            -
     Loans receivable                                  (11,000)            -
     Accounts payable                                  361,170           64,725
     Note payable                                      (13,950)           7,500
     Advances payable                                  613,243             -
                                                  ------------     ------------
                                                      (139,598)          (1,630)

Cash Flows used in Investing Activity
   Acquisition of capital assets                       (25,548)            -
                                                  ------------     ------------

Cash Flows used in Financing Activities
   Increase in capital stock                                33             -
   Increase in additional paid-in capital               99,967             -
                                                  ------------     ------------

                                                       100,000             -
                                                  ------------     ------------

Net decrease in cash during the period                 (65,146)          (1,630)

Cash, beginning of the period                           81,780            4,409
                                                  ------------     ------------

Cash, end of the period                           $     16,634     $      2,779
                                                  ============     ============

Non-cash Transaction - Note 7

                          SEE ACCOMPANYING NOTES

                             PC-EPHONE, INC.
                    (formerly Newlands Oil & Gas Inc.)
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the six and three month periods ended June 30, 2001 and 2000
                          (Stated in US Dollars)
                               (Unaudited)
                                ---------

                                                                                           Additional
                                                                   Common Shares              Paid-in
                                                                   -------------
                                                                  #        Par Value          Capital        Deficit        Total
                                                                ------     ---------          -------        -------        -----
Balance, December 31, 1999                                  10,047,167    $    10,047    $   140,661    $  (268,496)   $  (117,788)
Issued pursuant to debt settlement agreements - $0.10        2,500,000          2,500        247,500           -           250,000
Issued pursuant to acquisition of distribution rights -
   $2.70                                                     3,500,000          3,500      9,446,500           -         9,450,000
Issued for cash pursuant to subscription agreements - $3.00     75,000             75        224,925           -           225,000
- commission                                                      -              -            (5,250)          -            (5,250)
Net loss for the year                                             -              -              -          (688,640)      (688,640)
                                                            ----------    -----------    -----------    -----------    -----------
Balance, December 31, 2000                                  16,122,167         16,122     10,054,336       (957,136)     9,113,322
Non-cash compensation charge                                      -              -           128,842           -           128,842
Net loss for the period                                           -              -              -          (897,540)      (897,540)
                                                            ----------    -----------    -----------    -----------    -----------
Balance, March 31, 2001                                     16,122,167         16,122     10,183,178     (1,854,676)     8,344,624
Issued for cash pursuant to subscription agreements - $3.00     63,333             63        189,937           -           190,000
Non-cash compensation charge                                      -              -            73,050           -            73,050
Net loss for the period                                           -              -              -          (763,363)      (763,363)
                                                            ----------    -----------    -----------    -----------    -----------
Balance, June 30, 2001                                      16,185,500    $    16,185    $10,446,165    $(2,618,039)   $ 7,844,311
                                                            ==========    ===========    ===========    ===========    ===========

                          SEE ACCOMPANYING NOTES

                             PC-EPHONE, INC.
                    (formerly Newlands Oil & Gas Inc.)
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001
                          (Stated in US Dollars)
                               (Unaudited)
                                ---------

Note 1   General
         -------

         (a)   Continuance of Operations

               These consolidated financial statements have been prepared on a going concern basis. The company has a working capital deficiency of $803,210 as at June 30, 2001 and has an accumulated deficit of $2,618,039 since incorporation. Its ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The company has historically satisfied its capital needs primarily by issuing equity securities and arranging loans. Management plans to continue to provide for its capital needs during the year ending December 31, 2001 by the issuance of equity securities, the arranging of loans and the continued development of sales of the PC-EPhone. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the company be unable to continue as a going concern.

         (b)   Interim Statements

               While the information presented in the accompanying interim six months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2000 annual audited consolidated financial statements.

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

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

         (a)   Principles of Consolidation

               These consolidated financial statements include the accounts of the company and its wholly owned subsidiaries, PC-EPhone Ltd. and PC-EPhone Canada Enterprises Inc. The company accounts for its acquisitions by the purchase method. All intercompany transactions and balances have been eliminated on consolidation.

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

         (c)   Inventory
               ---------

               Inventory is valued at the lower of cost and net realizable value.

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

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 2   Summary of Significant Accounting Policies - (cont'd)
         ----------------------------------------------

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

         (k)   Stock-based Compensation
               ------------------------

               The company has accounted for stock-based compensation for non-employees and has provided the disclosures required under SFAS No. 123, "Accounting for Stock-based Compensation".

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 3   Distribution Rights - Note 2 (d)
         -------------------

                                                            Net Carrying Amount
                                            Accumulated    Jun. 30,     Dec. 31,
                                     Cost   Amortization     2001        2000
                                     ----   ------------     ----        ----
         Distribution rights   $9,450,000   $  879,069   $8,570,931   $9,230,233
                               ==========   ==========   ==========   ==========

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

                  In consideration for these rights, the company, on behalf of PC-EPhone Ltd., issued 3,500,000 common shares to Cyberbank, valued at $2.70 per share for total non-cash consideration of $9,450,000 (Note 2 (d)). As a condition of maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the PC-Ephone by the US Federal Communications Commission, which occurred on April 27, 2001.

                  The company granted Cyberbank share purchase warrants entitling Cyberbank the right to acquire 2,500,000 common shares at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001. PC-EPhone Ltd. has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000, to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. As at June 30, 2001, this agreement is in default as the company has not paid the $2,000,000 cash obligation that was due on May 21, 2001.

                  The term of this distribution agreement ends December 31, 2007 and will automatically renew from year to year thereafter.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 3   Distribution Rights - Note 2 (d) - (cont'd)
         -------------------

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

         (b) By a subdistributor agreement dated November 15, 2000 with FutureCom Global, Inc. ("FutureCom"), PC-EPhone Ltd. granted FutureCom the exclusive right to market, distribute and sell, within the United States and Canada, the PC-Ephone. As a condition of maintaining these rights, FutureCom was required to purchase from PC-EPhone Ltd. a minimum of 250,000 units quarterly, once Cyberbank had received written approval for the PC-EPhone by the US Federal Communications Commission. On July 5, 2001, the company terminated its agreement with FutureCom.

         (c) On February 9, 2001 the company, Cyberbank and FutureCom entered into a tri-party agreement (the "Tri-Party Agreement") that clarified some of the terms of the contractual relationships among the three companies. On July 5, 2001, FutureCom, rights and obligations were terminated.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 4   Capital Stock
         --------------

         (a)   Authorized:

               50,000,000 common shares , $0.001 par value
               1,000,000 preferred shares, $0.01 par value

         (b)   Warrants:

               At June 30, 2001, there were share purchase warrants outstanding entitling the holder thereof the right to purchase 2,500,000 common shares of the company at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001.

         (c)   Stock-based Compensation:

               At June 30, 2001, 62,500 stock options are outstanding to consultants of the company. Each option entitles the holder thereof the right to acquire one common share of the company at $3.00 per share. The options granted have terms ranging from 6 to 20 months.

               Presented below is a summary of the stock option activity during the period:

                                                                        Weighted
                                                     Number of          Average
                                                   Stock Options         Price
                                                   --------------        -----
               Balance, December 31, 2000                   -              -
               Granted                                   225,000          $3.00
               Exercised                                    -              -
               Cancelled                                (162,500)        ($3.00)
                                                       ---------         ------
               Balance, June 30, 2001                     62,500          $3.00
                                                       =========         ======

               The number of stock options vested at June 30, 2001 is 62,500.

               Pursuant to APBO No. 25, a non-cash compensation charge associated with consultants' options has been recorded in the consolidated financial statements. The total compensation charge determined based on the number of stock options originally expected to vest (75,000 stock options) is $257,684. As 62,500 stock options have actually vested at June 30, 2001, the company has expensed $201,892 as a non-cash compensation charge. The remaining balance of the total compensation charge will not be charged as these stock options were cancelled during the period.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 4   Capital Stock - (cont'd)
         -------------

         (c)   Stock-based Compensation: - (cont'd)

               The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

               Expected dividend yield                             0.0%
               Expected volatility                                49.0%
               Risk-free interest rate                             4.8%
               Expected term in years                               1-2

               The stock options outstanding at June 30, 2001 expire as follows:

                                   Number                  Expiry
                                 Of Options                 Date
                                -----------                 ----
                                     12,500          November 30, 2001
                                     50,000          February 1, 2003
                                -----------
                                     62,500
                                ===========

Note 5   Subsequent Event- Note 6
         -----------------

         Subsequent to June 30, 2001, the company closed a subordinated convertible debenture (the "Debenture") offering for a total aggregate amount of $550,000. The Debenture bears interest at 6% per annum payable on a quarterly basis until conversion or at maturity, which is one year from the date of issuance. The holder of the Debenture may convert at $1.25 per share during the first six months after closing or during the subsequent six months at $0.50 per share. The company may also demand conversion of the Debenture at one-half of the conversion price if the company's common shares close at a price greater than $3.75 per share for ten consecutive trading days, and the company may demand conversion at the conversion price if the company's common shares close at a price greater than $5.75 per share for ten consecutive trading days. Included in the total aggregate amount of the offering of $550,000 was $132,500 which was received prior to June 30, 2001 and was recorded as advances payable at June 30, 2001.

PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)
Notes to the Consolidated Financial Statements
June 30, 2001
(Stated in US Dollars)
(Unaudited)
 ---------

Note 6   Contingent Liability
         --------------------

         A statement of claim has been filed against the company's subsidiary, PC-EPhone Canada Enterprises Inc. claiming breach of contract. Management of the company is of the opinion that the claim is without foundation or merit and that the company's subsidiary will likely be successful in its defence of the claim. The amount claimed is $39,910. Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement. Subsequent to June 30, 2001, $16,328 was garnished from the company's bank account.

Note 7   Non-Cash Transaction
         --------------------

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows. During the period ended June 30, 2001, the company issued 30,000 common shares at $3.00 per share pursuant to a subscription agreement, paid for by the settlement of a portion ($90,000) of the note payable outstanding. This transaction has been excluded from the statements of cash flows.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

During the six months ended June 30, 2001, the Company did not generate any sales revenue because the PC-EPhone product was progressing through approval processes with the United States Federal Communications Commission (the "FCC"), Industry Canada and wireless network carriers. Both the FCC and Industry Canada approvals were granted in the second quarter. However, no wireless network carrier has granted approval yet. After the second quarter, on July 31, 2001, the Company began taking orders of the PC-EPhone for wireless data capabilities only.

General and administrative expenses increased by $1,510,314 in the six months ending June 30, 2001 compared to the same period in 2000, which primarily reflects an increase in: (a) marketing and promotion expenses; (b) consulting and management fees expenses; (c) amortization expense associated with the distribution rights obtained from Cyberbank; (d) non-cash expenses associated with the granting of options (at fair value) to consultants; (e) legal fees associated with an increase in securities filings and corporate activities; and
(f) general office expenses. Since the Company did not initiate its new business until the latter part of year 2000, the Company expected general and administrative expenses to increase in 2001 compared to year 2000 to reflect an increase in active operations.

In the six months ended June 30, 2001, the Company attended the Consumer Electronics Show in Las Vegas, the CTIA show in Las Vegas, the CEBIT trade show in Germany, as well as the PC Expo trade show in New York, all of which were the primary causes of the increase in marketing and promotion expenses as well as the increase in travel expenses. Consulting and management fees expenses increased due to the additional efforts associated with attempts to raise financing and efforts to develop the distribution network for the PC-EPhone.
The amortization of the distribution rights is on a straight-line basis over the term of the agreement. In the six months ended June 30, 2001, six of 86 months were amortized. Expenses are expected to increase for the remainder of the year due to increased advertising, increased attendance by the Company at trade shows and events, additional management fees and salaries, as well as an increase in corporate filings and legal fees. During the quarter, a total of 162,500 options of 225,000 outstanding options were cancelled. The Company reported an expense of $201,892, based on the fair value of 62,500 vested options.

The Company realized a net loss in the six months ended June 30, 2001 of $1,660,903 or $0.103 per share, or a net loss of $763,363 or $0.047 per share in the three months ended June 30, 2001, compared to a net loss of $150,589, or $0.015 per share, and $124,378 or $ 0.12 per share in the respective periods in 2000.

Liquidity and Capital Resources

As of June 30, 2001, the Company had a working capital deficit of $803,210 compared to a deficit of $160,795 at December 31, 2000. The Company has been unable to secure any short-term bank financing to address the working capital deficiency and does not expect to be able to secure such bank financing unless operations increase. The Company has been financing its operations primarily from related-party loans. Significant additional financing is required before the end of 2001 in order to meet the Company's cash needs.

The Company, through PC-EPhone, Ltd., is obligated by the Distribution Agreement to sell a minimum of 500,000 PC-EPhones during each 12-month period beginning from April 30, 2001. In addition, PC-EPhone Ltd., has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. The first purchase order was completed in fiscal 2000. On February 8, 2001 the Company executed a letter agreement with Cyberbank, whereby Cyberbank deferred the second purchase until fifteen (15) business days after Cyberbank forwards final, written confirmation of FCC approval to the Company, which occurred on April 30, 2001. The Company's obligation to pay the $2,000,000 was due on May 21, 2001, however the obligation has not yet been met.

The Company will need to increase its liquidity and capital resources to purchase bulk inventory to fulfill large orders and, therefore, will need to obtain additional financing for that purpose. If the Company is able in the future to demonstrate its creditworthiness, it is anticipated that some financing of inventory purchases will occur through the use of letters of credit, but there is no guarantee that such financing can be obtained.

In the second quarter of 2001, Cyberbank Corp. was granted FCC approval and Industry Canada approval of the PC-EPhone, which enables PC-EPhone units to be sold in the United States and Canada. The Company did commence initial sales subsequent to the end of the second quarter. However, the PC-EPhones must also obtain carrier approval in order for all of the features of the product to be
completely available.   If carrier approvals are not granted, the Company will
not be able to effectively generate significant sales of the PC-EPhone, thus precluding development of substantial revenues. The Company's ability to continue as a going concern is dependent on its ability to raise capital, arrange loans or continue development of sales of the PC-EPhone to sustain operations. These factors, particularly with respect to the Company's lack of established source of revenue, raise substantial doubt that the Company will be able to continue as a going concern. The Company expects carrier approvals to be forthcoming, however there can be no assurance in this regard.

Other

Effective February 27, 2001, the Company executed an option agreement with Euromerica Capital Group Inc. ("Euromerica"). In consideration for Euromerica providing consulting services to the Company, Euromerica was granted an option to purchase a total of 25,000 shares of Common Shares of the Company at $3.00 per share on or before November 30, 2001. As of May 30, 2001, the Company terminated the option agreement along with the 12,500 unvested options, leaving a balance of 12,500 options vested and exercisable.

Subsequent to the second quarter, on July 5, 2001, the Company, through its wholly owned subsidiary, PC-EPhone Ltd., terminated the Subdistribution Agreement between PC-EPhone Ltd. and FutureCom Global, Inc. ("FutureCom") dated November 15, 2000, along with the amendments in the Tri-Party Agreement dated February 9, 2001.

Pursuant to section 7 of the Tri-Party Agreement (among PC-EPhone Ltd., Cyberbank, and FutureCom), FutureCom was obligated to issue a purchase order and a $50 million Standby Letter of Credit or Standby Letters of Credit on or before February 28, 2001. As of July 5, 2001, no such letter(s) of credit had been issued to Cyberbank Corp. or to PC-EPhone Ltd. Therefore, PC-EPhone Ltd. terminated the Subdistribution Agreement and the Tri-Party Agreement.

Subsequent to the second quarter, the Company closed a subordinated convertible debenture (the "Debenture") offering for a total aggregate amount of $550,000. The Debentures bear interest at rate of 6% per annum payable on a quarterly basis until conversion or maturity which is one year from the date of issuance. The holder of the Debentures may voluntarily convert at $1.25 per share during the first six months after closing, and during the subsequent six months, they may voluntarily convert at $0.50 per share. The Company may also demand conversion of the Debentures at one-half of the conversion price if the Company's common shares close at above $3.75 per share for ten consecutive trading days, and the Company may demand conversion at the conversion price if the Company's common shares close at above $5.75 per share for ten consecutive trading days.

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

                           PART II - OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS.

No material legal proceedings.


Item 2     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 30, 2001, the Company sold 30,000 restricted common shares to an accredited investor, at a price of $3.00 per share, for an aggregate purchase price of $90,000. The Company relied upon the exemption from registration provided under Regulation S promulgated under the Securities Act of 1933, as amended (the "Securities Act") with respect to the issuance of the foregoing securities.

On June 1, 2001, the Company sold 33,333 restricted common shares to an accredited investor, at a price of $3.00 per share, for an aggregate purchase price of $100,000. The Company relied upon the exemption from registration provided under Section 4(2) of the Securities Act with respect to the issuance of the foregoing securities.

Subsequent to the second quarter, the Company closed a subordinated convertible debenture (the "Debenture") offering for a total aggregate amount of $550,000. The Debentures bear interest at rate of 6% per annum payable on a quarterly basis until conversion or maturity which is one year from the date of issuance. The holder of the Debentures may voluntarily convert at $1.25 per share during the first six months after closing, and during the subsequent six months, they may voluntarily convert at $0.50 per share. The Company may also demand conversion of the Debentures at one-half of the conversion price if the Company's common shares close at above $3.75 per share for ten consecutive trading days, and the Company may demand conversion at the conversion price if the Company's common shares close at above $5.75 per share for ten consecutive trading days. With respect to such issuances, the Company relies upon the exemption from registration provided by Rule 506 under Regulation D promulgated under the Act.


Item 3     DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5     OTHER INFORMATION.

On June 18, 2001, Douglas Yee resigned as President of the Company, but was appointed Chief Financial Officer by the Board of Directors and continues to serve as a Director. On the same day, David C. Meltzer was appointed as Chief Executive Officer and President of the Company. Mr. Meltzer has over 10 years of experience in the area of management, sales and marketing. He has worked at Everypath, Inc., one of Silicon Valley's leading wireless solution platform company, and served as CEO of Global Web Video, based in San Diego, California, as well as having worked with Westlaw (a Thompson Corporation), a leading
provider of legal research and business information online.   Mr. Meltzer has
spent the past 8 years in the area of enterprise solutions with a particular emphasis on wireless products and the Internet.

On July 5, 2001, Negar Towfigh resigned as a Director of the Company, but remains on as Corporate Secretary. On the same day the Board of Directors appointed Mr. Meltzer as a Director of the Company.

Also on July 5, 2001, the Company, through its wholly owned subsidiary, PC-EPhone Ltd., terminated the Subdistribution Agreement between PC-EPhone Ltd. and FutureCom dated November 15, 2000, along with the amendments in the Tri-Party Agreement dated February 9, 2001.

Pursuant to section 7 of the Tri-Party Agreement (among PC-EPhone Ltd., Cyberbank, and FutureCom), FutureCom was obligated to issue a purchase order and a $50 million Standby Letter of Credit or Standby Letters of Credit on or before February 28, 2001. As of July 5, 2001, no such letter(s) of credit had been issued to Cyberbank Corp. or to PC-EPhone Ltd. Therefore, PC-EPhone Ltd. terminated the Subdistribution Agreement and the Tri-Party Agreement.

On July 31, 2001, the Company began taking orders in the United States and Canada for the PC-EPhone. Initially, the PC-EPhone will be sold for wireless data only. Its built-in standard Compact Flash (CF) slot provides immediate access to major wireless networks via carrier-accepted CF cards from third-party vendors. The data capabilities are expected to be accessible via Enfora's PocketSpider which is certified on all the major CDPD networks, as well as via Socket's CDMA CF card which is certified on all major CDMA networks.

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

11.2 A report on Form 8K was filed with the Securities & Exchange Commission on May 18, 2001. This report announced the resignation of Douglas Yee as President, his appointment as Chief Financial Officer and the appointment of David Meltzer as Chief Executive Officer and President.

11.3 A report on Form 8K was filed with the Securities & Exchange Commission on July 19, 2001. This report described the termination of the Subdistribution Agreement between the Company and FutureCom, along with the termination of the amendments in the Tri-Party Agreement. Also disclosed was the resignation of Negar Towfigh as a Director of the Company and the appointment of David Meltzer as a Director.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001

PC-EPHONE, INC.



By:  /s/ Douglas Yee

Douglas Yee
Chief Financial Officer & Director