Form 10QSB
period 2001-09-30
PC EPHONE INC
filed 2001-11-14
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to __________

      Commission File Number 0-26341

                                PC-EPHONE, INC.
                                ---------------
         (Exact name of Small Business Issuer as specified in its charter)

Nevada                                            98-0197707
----------------------------------               -------------
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

There were 16,197,039 common shares outstanding of as of October 31, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                      PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

GENERAL

PC-EPhone, Inc.'s (the "Company's") un-audited financial statements for the nine months ended September 30, 2001 are included with this Form 10-QSB. The un-audited financial statements for the nine months ended September 30, 2001 include:

     (a) Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000;
     (b) Consolidated Statements of Loss and Deficit - for the three month and nine month periods ended September 30, 2001 and September 30, 2000;
     (c) Consolidated Statements of Cash Flows - for the nine months ended September 30, 2001 and September 30, 2000;
     (d) Consolidated Statements of Changes in Shareholders' Equity - for the nine months ended September 30, 2001 and the year ended December 31, 2000;
     (e)   Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2001 and December 31, 2000
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                  ASSETS             September 30   December 31,
                                                         2001           2000
                                                         ----           ----
Current
   Cash                                              $       150    $    81,780
   Accounts receivable                                     8,721           -
   Prepaid expenses and deposits                          65,897         35,016
   Inventory                                              16,112           -
                                                     -----------    -----------
                                                          90,880        116,796

Loans receivable                                          20,000         20,000
Capital assets                                            47,640         23,884
Distribution rights - Note 3                           8,241,280      9,230,233
                                                     -----------    -----------

                                                     $ 8,399,800    $ 9,390,913
                                                     ===========    ===========

                                LIABILITIES
                                -----------
Current
   Accounts payable                                  $   318,670    $   157,591
   Note payable                                           16,352        120,000
   Convertible debentures payable - Note 5               554,882           -
   Advances payable                                      464,257           -
                                                     -----------    -----------

                                                       1,354,161        277,591
                                                     -----------    -----------

                            STOCKHOLDERS' EQUITY
                            --------------------

Capital stock - Notes 4 and 8                             16,197         16,122
Additional paid-in capital                            10,455,153     10,054,336
Deficit                                               (3,425,711)      (957,136)
                                                     -----------    -----------

                                                       7,045,639      9,113,322
                                                     -----------    -----------

                                                     $ 8,399,800    $ 9,390,913
                                                     ===========    ===========

Continuance of Operations - Note 1 (a)
Commitments - Notes 3 and 4
Contingent Liability - Note 6


APPROVED BY THE DIRECTORS:



/s/ Douglas Yee,           Director          /s/ Terrence King,         Director
-----------------------------------          -----------------------------------

                         SEE ACCOMPANYING NOTES

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                 CONSOLIDATED STATEMENTS OF LOSS AND DEFICIT
      for the nine and three month periods ended September 30, 2001 and 2000
                           (Stated in US Dollars)
                                 (Unaudited)
                                  ---------

                                                        3 months ended September                 9 months ended September
                                                                   30,                                      30,
                                                        2001                2000                2001                2000
                                                        ----                ----                ----                ----
General and Administrative Expenses
   Accounting and audit                             $     1,360        $     1,872        $    21,357        $     5,348
   Amortization of capital assets                         3,333               -                 7,175               -
   Amortization of distribution rights                  329,651               -               988,953               -
   Consulting                                           143,482             14,000            546,429             56,000
   Filing                                                 4,692                210             13,310              1,010
   Insurance                                             15,654               -                15,654               -
   Interest on convertible debentures                     4,882               -                 4,882               -
   Legal fees                                            44,931              4,074            136,201             10,185
   Marketing and promotion                                7,605               -                77,532               -
   Office and telephone                                  30,974                705             74,939              1,069
   Product testing                                         -                  -                17,769               -
   Rent                                                   6,275                678             36,630              2,739
   Salaries and benefits                                186,511               -               186,511               -
   Transfer agent                                         1,226                820              4,628              1,793
   Travel                                                27,110               -               137,853               -
                                                    -----------        -----------        -----------        -----------
Net loss before other                                   807,686             22,359          2,269,823             78,144
Other
   Non-cash compensation charge                            -                  -               201,892               -
   Exploration and development expenses                    -                  -                  -                21,960
   Write-off of oil and gas property                       -                  -                  -                73,000
   Interest income                                          (14)               (33)            (3,140)              (189)
                                                    -----------        -----------        -----------        -----------

Net loss for the period                                 807,672             22,326          2,468,575            172,915
Deficit, beginning of the period                      2,618,039            419,085            957,136            268,496
                                                    -----------        -----------        -----------        -----------

Deficit, end of the period                          $ 3,425,711        $   441,411        $ 3,425,711        $   441,411
                                                    ===========        ===========        ===========        ===========

Net loss per share                                  $     0.050        $     0.002        $     0.153        $     0.015
                                                    ===========        ===========        ===========        ===========

Weighted average number of shares
 outstanding                                         16,191,269         11,297,167         16,143,387         11,297,167
                                                    ===========        ===========        ===========        ===========

                         SEE ACCOMPANYING NOTES

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
           for the nine month periods ended September 30, 2001 and 2000
                          (Stated in US Dollars)
                               (Unaudited)
                                ---------


                                                   9 months ended September 30,
                                                        2001         2000
                                                        ----         ----
Cash Flows from (used in) Operating Activities
   Net loss for the period                           $(2,468,575)   $  (172,915)
   Less: items not involving cash:
   Amortization of capital assets                          7,175           -
   Amortization of distribution rights                   988,953           -
   Non-cash compensation charge                          201,892           -
   Write-off of oil and gas property                        -            73,000
Changes in non-cash working capital balances
 related to
  Operations
   Accounts receivable                                    (8,721)         3,734
   Prepaid expenses and deposits                         (30,881)          -
   Inventory                                             (16,112)          -
   Accounts payable                                      170,080         92,157
   Note payable                                          (13,648)          -
   Convertible debenture accrued interest                  4,882           -
   Advances payable                                      464,257           -
                                                     -----------    -----------

                                                        (700,698)        (4,024)
                                                     -----------    -----------

Cash Flows used in Investing Activity
   Acquisition of capital assets                         (30,932)          -
                                                     -----------    -----------


Cash Flows used in Financing Activities
   Convertible debenture proceeds                        550,000           -
   Increase in capital stock                                  33           -
   Increase in additional paid-in capital                 99,967           -
                                                     -----------    -----------

                                                         650,000           -
                                                     -----------    -----------

Net decrease in cash during the period                   (81,630)        (4,024)

Cash, beginning of the period                             81,780          4,409
                                                     -----------    -----------

Cash, end of the period                              $       150    $       385
                                                     ===========    ===========

Non-cash Transactions - Note 7

                         SEE ACCOMPANYING NOTES

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
               for the nine month period ended September 30, 2001
                    and for the year ended December 31, 2000
                           (Stated in US Dollars)
                                (Unaudited)
                                 ---------

                                                                           Additional
                                             Common Shares                  Paid-in
                                             -------------
                                           #            Par Value            Capital        Deficit         Total
                                       ----------       ----------        ----------       ----------     ----------
Balance, December 31, 1999            10,047,167        $     10,047      $    140,661     $   (268,496)  $   (117,788)
Issued pursuant to debt settlement
 agreements - $0.10                    2,500,000               2,500           247,500             -           250,000
Issued pursuant to acquisition of
 distribution rights - $2.70           3,500,000               3,500         9,446,500             -         9,450,000
Issued for cash pursuant to
 subscription agreements - $3.00          75,000                  75           224,925             -           225,000
- commission                                -                   -               (5,250)            -            (5,250)
Net loss for the year                       -                   -                 -            (688,640)      (688,640)
                                      ----------        ------------      ------------     ------------   ------------
Balance, December 31, 2000            16,122,167              16,122        10,054,336         (957,136)     9,113,322

Issued for cash pursuant to
 subscription agreements - $3.00          63,333                  63           189,937             -           190,000
Issued pursuant to a debt settlement
 agreement - $0.78                        11,539                  12             8,988             -             9,000
Non-cash compensation charge                -                   -              201,892             -           201,892
Net loss for the period                     -                   -                 -          (2,468,575)    (2,468,575)
                                      ----------        ------------      ------------     ------------   ------------

Balance, September 30, 2001           16,197,039        $     16,197      $ 10,455,153     $ (3,425,711)  $  7,045,639
                                      ==========        ============      ============     ============   ============

                         SEE ACCOMPANYING NOTES

                              PC-EPHONE, INC.
                      (formerly Newlands Oil & Gas Inc.)
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 2001
                           (Stated in US Dollars)
                                 (Unaudited)
                                  ---------

Note 1   General
         -------

         (a)   Continuance of Operations

               These consolidated financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $1,263,281 as at September 30, 2001 and has an accumulated deficit of $3,425,711 since incorporation. Its ability to continue as a going concern is dependent upon its ability to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. The Company has historically satisfied its capital needs primarily by issuing equity securities and arranging loans. Management plans to continue to provide for its capital needs during the year ending December 31, 2001 by the issuance of equity securities, the arranging of loans and the continued development of sales of the PC-EPhone. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

         (b)   Interim Statements

               While the information presented in the accompanying interim nine months consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's December 31, 2000 annual audited consolidated financial statements.

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

         ------------------------------------------

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

         (i)   Fair Value of Financial Instruments
               -----------------------------------

               The carrying values of cash, accounts receivable, loan receivable, accounts payable, note payable, advances payable and convertible debentures payable approximate fair value because of the short maturity of those instruments.

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

         (l)   Convertible Debt
               ----------------

               The Company has accounted for convertible debt as required by APB Option No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants".

Note 3   Distribution Rights - Note 2 (d)
         -------------------

                                                            Net Carrying Amount
                                             Accumulated   Sept. 30,   Dec. 31,
                                  Cost      Amortization     2001        2000
                                  ----      ------------     ----        ----
         Distribution rights   $9,450,000  $1,208,720   $8,241,280   $9,230,233
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

                  The Company granted Cyberbank share purchase warrants entitling Cyberbank the right to acquire 2,500,000 common shares at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001. PC-EPhone Ltd. has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000, to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. As at September 30, 2001, this agreement is in default as the Company has not paid the $2,000,000 cash obligation that was due on May 21, 2001.

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

Note 4   Capital Stock - Note 5
         -------------

            (a)   Authorized:

                  50,000,000 common shares , $0.001 par value
                  1,000,000 preferred shares, $0.01 par value

            (b)   Warrants:

                  At September 30, 2001, there were share purchase warrants outstanding entitling the holder thereof the right to purchase 2,500,000 common shares of the Company at $3.20 per share. These warrants are exercisable during the period November 1, 2001 to December 31, 2001.

         (c)   Stock-based Compensation:

               At September 30, 2001, 62,500 stock options are outstanding to consultants of the Company. Each option entitles the holder thereof the right to acquire one common share of the Company at $3.00 per share. The options granted have terms ranging from 6 to 20 months.

               Presented below is a summary of the stock option activity during the period:

                                                           Number of    Weighted
                                                            Stock        Average
                                                            -----
                                                           Options        Price
                                                           -------        -----
               Balance, December 31, 2000                      -            -
               Granted                                      225,000       $3.00
               Exercised                                       -            -
               Cancelled                                   (162,500)     ($3.00)
                                                           --------      ------
               Balance, September 30, 2001                   62,500       $3.00
                                                           ========      ======

               The number of stock options vested at September 30, 2001 is 62,500.

               Pursuant to APBO No. 25, a non-cash compensation charge associated with consultants' options has been recorded in the consolidated financial statements. The total compensation charge determined based on the number of stock options originally expected to vest (75,000 stock options) was $257,684. As 62,500 stock options have actually vested at September 30, 2001, the Company has expensed $201,892 as a non-cash compensation charge. The remaining balance of the total compensation charge will not be charged as these stock options were cancelled during the period.

         -------------

         (c)   Stock-based Compensation: - (cont'd)

               The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

               Expected dividend yield   0.0%
               Expected volatility      49.0%
               Risk-free interest rate   4.8%
               Expected term in years    1-2

               The stock options outstanding at September 30, 2001 expire as follows:

                               Number              Expiry
                            Of Options              Date
                            ----------              ----
                               12,500          November 30, 2001
                               50,000          February 1, 2003
                             --------
                               62,500
                             ========

Note 5   Convertible Debentures Payable
         ------------------------------

         The Company closed a subordinated convertible debenture (the "Debenture") offering for a total aggregate amount of $550,000. The Debenture bears interest at 6% per annum payable on a quarterly basis until conversion or at maturity on August 8, 2002. The holder of the Debenture may convert at $1.25 per share on or before February 8, 2002 or during the subsequent six months on or before August 8, 2002, at $0.50 per share. The Company may also demand conversion of the Debenture at one-half of the conversion price if the Company's common shares close at a price greater than $3.75 per share for ten consecutive trading days, and the Company may demand conversion at the conversion price if the Company's common shares close at a price greater than $5.75 per share for ten consecutive trading days.

Note 6   Contingent Liability
         --------------------

         A statement of claim has been filed against the Company and its subsidiary, PC-EPhone Canada Enterprises Inc., claiming breach of contract. Management of the Company is of the opinion that the claim is without foundation or merit and that the Company's subsidiary will likely be successful in its defence of the claim. The amount claimed is $39,910. Any settlement resulting from the resolution of this contingency will be accounted for in the period of settlement. On July 11, 2001, $16,624 was garnished from the Company's bank account.

Note 7   Non-Cash Transactions
         ---------------------

         Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows. During the nine months ended September 30, 2001 and 2000, the following transactions were excluded from the statements of cash flows:

         September 30, 2001:

         i) the Company issued 30,000 common shares at $3.00 per share pursuant to a subscription agreement, paid for by the settlement of a portion ($90,000) of the note payable outstanding.

         ii) the Company issued 11,539 common shares at $0.78 per share pursuant to a debt settlement agreement on accounts payable totalling $9,000.

         September 30, 2000:

         i) the Company issued 2,500,000 common shares at $0.10 per share as settlement of loans payable totalling $86,000 and accounts payable totalling $164,000.

Note 8     Subsequent Event
           ----------------

           On November 8, 2001, the Company received bridge financing from Cyberbank in the amount of $190,000. The Company and Cyberbank have agreed that the instrument underlying these funds will be a subordinated convertible debenture (the "Cyberbank Debenture") providing for a total aggregate amount of $490,000 to the Company. The Cyberbank Debenture as currently negotiated matures in one year and shall bear no interest unless the Company defaults on one of the terms of the Cyberbank Debenture, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The funds are voluntarily convertible by Cyberbank into the Company's common stock at a price of $0.50 per share at any time before the Cyberbank Debenture matures. The Company cannot force conversion. The Cyberbank Debenture transaction is to be closed in 3 stage payments of $190,000
           (paid), $150,000 and $150,000, however there can be no assurances.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operation

During the nine months ended September 30, 2001, the Company has been actively working towards obtaining approval for the PC-EPhone device from wireless network carriers. The Company continues to be progressing in this regard but until approvals have been granted, the Company is restricted in its ability to generate revenue.

General and administrative expenses increased by $2,191,679 in the nine months ending September 30, 2001 compared to the same period in 2000, which primarily reflects an increase in: (a) marketing and promotion expenses; (b) travel expenses; (c) consulting fees expenses; (d) salaries and benefit expenses associated with the increase in the number of employees; (e) amortization expense associated with the distribution rights obtained from Cyberbank; (f) non-cash expenses associated with the granting of options (at fair value) to consultants; (g) legal fees associated with an increase in securities filings and corporate activities; and (h) general office expenses. Since the Company did not initiate its new business until the latter part of year 2000, the Company expected general and administrative expenses to increase in 2001 compared to year 2000 to reflect an increase in active operations.

In the nine months ended September 30, 2001, the Company attended the Consumer Electronics Show in Las Vegas, the CTIA show in Las Vegas, the CEBIT trade show in Germany, as well as the PC Expo trade show in New York, all of which were the primary causes of the increase in marketing and promotion expenses as well as the increase in travel expenses. Consulting fees expenses as well as salaries and benefit expenses increased due to the additional efforts associated with attempts to raise financing, the efforts to develop the distribution network for the PC-EPhone, the efforts to obtain wireless network carrier approval, and the opening of our San Diego office. The amortization of the distribution rights is on a straight-line basis over the term of the agreement. In the nine months ended September 30, 2001, nine of 86 months were amortized. Legal fees increased due to an increase in corporate activities and filings along with efforts to raise financing. Expenses are expected to increase for the remainder of the year due to increased advertising, increased attendance by the Company at trade shows, primarily Comdex Fall in Las Vegas, additional management fees and salaries, as well as an increase in corporate filings and legal fees. As of the nine months ended September 30, 2001, there were 62,500 outstanding and vested options. The Company reported an expense of $201,892, based on the fair value of 62,500 vested options.

The Company realized a net loss in the nine months ended September 30, 2001 of $2,468,575 or $0.153 per share, and a net loss of $807,672 or $0.05 per share in the three months ended September 30, 2001, compared to a net loss of $172,915 or $0.015 per share, and $22,326 or $ 0.002 per share in the respective periods in 2000.

Liquidity and Capital Resources

As of September 30, 2001, the Company had a working capital deficit of $1,263,281 compared to a deficit of $160,795 at December 31, 2000. The Company has been unable to secure any short-term bank financing to address the working capital deficiency and does not expect to be able to secure such bank financing unless operations increase. The Company has been financing its operations primarily from related-party loans and the subordinated convertible debenture, which closed in the third quarter of 2001. Significant additional financing is required immediately in order to meet the Company's cash needs. The Company's expenses and cash requirements have been steadily increasing throughout the nine months ended September 30, 2001, however the Company's cash inflows have not been keeping pace mainly due to lack of revenue.

The Company, through PC-EPhone, Ltd., is obligated by the Distribution Agreement to sell a minimum of 500,000 PC-EPhones during each 12-month period beginning from April 30, 2001. In addition, PC-EPhone Ltd., has agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totalling $23,300,000. The first purchase order was completed in fiscal 2000. On February 8, 2001 the Company executed a letter agreement with Cyberbank, whereby Cyberbank deferred the second purchase until fifteen (15) business days after Cyberbank forwards final, written confirmation of FCC approval to the Company, which occurred on April 30, 2001. The Company's obligation to pay the $2,000,000 was due on May 21, 2001, however the obligation has not yet been met. The Company is in negotiations and discussions with Cyberbank to revise and modify the respective companies' rights and obligations under the Distribution Agreement.

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

In the second quarter of 2001, Cyberbank Corp. was granted FCC approval and Industry Canada approval of the PC-EPhone, which enables PC-EPhone units to be sold in the United States and Canada. The Company did commence initial marketing efforts in the third quarter of 2001. However, the PC-EPhones must also obtain carrier approval in order for all of the features of the product to be completely available. If carrier approvals are not granted, the Company will not be able to effectively generate significant sales of the PC-EPhone, thus precluding development of substantial revenues. The Company's ability to continue as a going concern is dependent on its ability to raise capital, arrange loans or continue development of sales of the PC-EPhone to sustain operations. These factors, particularly with respect to the Company's lack of established source of revenue, raise substantial doubt that the Company will be able to continue as a going concern. The Company expects carrier approvals to be forthcoming, however there can be no assurance in this regard.

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

On August 8, 2001, the Company closed a subordinated convertible debenture (the "Debenture") offering for a total aggregate amount of $550,000. The Debentures bear interest at rate of 6% per annum payable on a quarterly basis until conversion or maturity which is one year from the date of issuance. The holder of the Debentures may voluntarily convert at $1.25 per share during the first six months after closing, and during the subsequent six months, they may voluntarily convert at $0.50 per share. The Company may also demand conversion of the Debentures at one-half of the conversion price if the Company's common shares close at above $3.75 per share for ten consecutive trading days, and the Company may demand conversion at the conversion price if the Company's common shares close at above $5.75 per share for ten consecutive trading days.

Subsequent Events

On November 8, 2001, the Company received bridge financing from Cyberbank Corp. ("Cyberbank") in the amount of $190,000. The Company is expecting to receive an additional $300,000 from Cyberbank in the upcoming months. The Company and Cyberbank have agreed that the instrument underlying these funds will be a subordinated convertible debenture (the "Cyberbank Debenture") providing for a
total aggregate amount of $490,000 to the Company.   The Cyberbank Debenture as
currently negotiated matures in one year and shall bear no interest unless the Company defaults on one of the terms of the Cyberbank Debenture, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The funds are voluntarily convertible by Cyberbank into the Company's common stock at a price of $0.50 per share at any time before the Cyberbank Debenture matures. The Company cannot force conversion. The Cyberbank Debenture transaction is to be closed in 3 stage payments of $190,000 (paid), $150,000 and $150,000, however there can be no assurance that the Company will receive the second or third tranches.

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


Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 8, 2001, the Company closed a subordinated convertible debenture (the Debenture") offering for a total aggregate amount of $550,000. The Debentures bear interest at rate of 6% per annum payable on a quarterly basis until conversion or maturity which is one year from the date of issuance. The holder of the Debentures may voluntarily convert at $1.25 per share during the first six months after closing, and during the subsequent six months, they may voluntarily convert at $0.50 per share. The Company may also demand conversion of the Debentures at one-half of the conversion price if the Company's common shares close at above $3.75 per share for ten consecutive trading days, and the Company may demand conversion at the conversion price if the Company's common shares close at above $5.75 per share for ten consecutive trading days. With respect to such issuances, the Company relies upon the exemption from registration provided by Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended.

On August 25, 2001, the Company issued 11,539 restricted common shares to a consultant of the Company at $0.78 per share in lieu of $9,000 of consulting fees. The Company relied upon the exemption from registration provided under
Section 4(2) of the Securities Act of 1933 as amended with respect to the issuance of the foregoing securities.

In August 2001, the Company' board of directors adopted a Stock Option Plan. As of November 14, 2001, no options have yet been granted pursuant to this Stock Option Plan.


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

Also on July 5, 2001, Negar Towfigh resigned as a Director of the Company, but remains on as Corporate Secretary. On the same day the Board of Directors appointed Mr. Meltzer, the existing President and CEO, as a Director of the Company.

On September 27, 2001, the Company launched the PC-ESolutions business unit, which specializes in increasing productivity and efficiency in the work place by creating technological solutions. The goal of PC-ESolutions is to provide the Company with an additional source of revenue by offering software applications, hardware, and accessories by way of referral arrangements. PC-ESolutions was established to leverage the technology of the PC-EPhone by taking the concept one step further and providing mobile software applications, solutions, accessories and operating systems.

During the third quarter ended September 30, 2001, the Company entered into an exclusive licensing agreement with Wicom Networks, an emerging wireless development company, to provide 802.11 Access Points, ASIC Chips, PCMCIA cards and wireless internet phone systems. The agreement is subject to approval by the board of directors of both companies.

Also during the third quarter, the Company signed an agreement with Cyberbank which grants the Company the rights to co-develop Cyberbank's future products and allows the Company to act as a representative for Cyberbank in identifying third parties who may have an interest in obtaining a license for Cyberbank's intellectual property. The agreement allows the Company to go beyond the scope of a distribution company.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

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

Date: November 14, 2001

PC-EPHONE, INC.



By: /s/ Douglas Yee

Douglas Yee
Chief Financial Officer & Director