Form 10KSB/A
period 2000-12-31
PC EPHONE INC
filed 2002-02-07
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
       For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________________ to _______________
                  Commission file number   0-26341______________________________

                                 PC-EPhone, Inc.
                   ---------------------------------------------
                          Name of Small Business Issuer

            Nevada                                          98-0197707
------------------------------------             -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


        Suite 290, 5375 Mira Sorrento Place
               San Diego, California                          92121
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (858) 550-2020
                           --------------

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                             Common Shares, $0.001 par value
                         -------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended December 31, 2000 were $872,000.

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

10.16 Debt Settlement Agreement dated July 12, 2000 between the Company and Morton & Co.
10.17 (1) Distribution Agreement dated November 6, 2000 between the Company and Cyberbank Corp. - Revised
10.18 Warrants Agreement dated November 6, 2000 between the Company and Cyberbank Corp.
10.19 (1) Subdistributor Agreement dated as of November 15, 2000 between the Company and FutureCom Global, Inc.
10.20 (1) Letter Agreement dated February 8, 2001 between the Company and Cyberbank Corp. - Revised
10.21 (1) Tri-Party Agreement dated February 9, 2001 among the Company, Cyberbank Corp. and FutureCom Global, Inc. - Revised
10.22 Management Services Contract dated as of October 1, 2000 between the Company and All Seasons Consulting Inc.
10.23 Exploration Conveyance & Assignment Agreement dated March 1, 1999 between the Company and Brothers Oil & Gas Inc. - incorporated by reference under the Company's Form 10-SB filed with the Securities & Exchange Commission on June 11, 1999 as Exhibit 10.1.

(1)          Confidential Treatment Requested

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PC-EPHONE, INC.

                                       By:   /s/ Douglas Yee
                                           ------------------------------------
                                             Douglas Yee
                                             CFO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 04, 2002.


      Signature                        Title                 Date
      ---------                        -----                 ----

/s/ Douglas Yee                  CFO and
------------------------------   Director                February 04, 2002
      Douglas Yee


/s/ Jaekil Song                  Director
------------------------------                           February 04, 2002
      Jaekil Song


/s/ David Melzter                CEO, President          February 04, 2002
------------------------------   and Director
      David Melzter

                                                                   Exhibit 10.17


                           DISTRIBUTION AGREEMENT

This Distribution Agreement (the "Agreement") dated for reference the 6th day of November, 2000.

BETWEEN:

                    CYBERBANK CORP.
                    ---------------
                    a Korean Corporation having its head office at 18th Floor. Mirae Bldg., 1306-6
                    Seocho-dong, Seocho-gu, Seoul, Korea 137-070
                    Fax: 82-2-3483-4600

                    (the "Company")

                                                               OF THE FIRST PART

AND:

                   PC-EPHONE LTD., a
                   --------------
                   Bermuda Corporation having its head office at 129 Front Street
                   Hamilton, Bermuda HM12
                   Fax: (604) 688-8371

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

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

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

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

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


3.   Product Prices, Payment and Minimum Purchase Amounts
     ----------------------------------------------------

3.1 The prices to be paid by the Distributor to the Company for the Products (the "Product Prices") shall:

(A)   until {    *    }, not be less than US${    *    } per unit {    *    }
      and shall not be greater than {    *    }; and

(B)   after {    *    }, not be greater than {    *    }.

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

3.3 The Company will invoice the Distributor for all Products delivered to the Distributor at the Product Prices. The Order Price shall be paid
      {    *    } days after presentation of documents but, for greater
      certainty, may be paid in partial amounts for partial shipments.

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

3.8   The Company will deliver all Products to the Distributor {    *    } but
      at a location in {    *    } that is a reasonable distance from a major
      shipping location which includes, but is not limited to, {    *    }.

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

3.11 To help the Company to establish manufacturing and marketing plans, the Distributor shall submit to the Company a quarterly forecasting purchase
      plan for {    *    }at least {    *    }-days prior to the beginning of
      each quarter.


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

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

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

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

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

(F) furnish to the Distributor in a timely manner product information regarding the Products, which product information shall accurately describe the nature, character and prescribed use of the Products, which information shall be appropriate for distribution to consumers in the discretion of the Distributor. The product information shall not misrepresent or in any way internationally mislead Distributor, or consumers with respect to the products. Distributor may incorporate such

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

      product information in its sales and advertising and promotional literature and materials (the "Sales Materials") Said product information utilized shall not be deemed as Confidential Information as set forth in this Agreement.

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

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

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

CYBERBANK CORP.
by its authorized signatory


/s/ Y.S. Cho
---------------------------------------------
Signature of Authorized Signatory


Y.S. Cho
---------------------------------------------
Name of Authorized Signatory


President / CEO
---------------------------------------------
Position of Authorized Signatory


PC-EPHONE LTD.
by its authorized signatory


/s/ Douglas Yee
---------------------------------------------
Signature of Authorized Signatory


Douglas Yee
---------------------------------------------
Name of Authorized Signatory


President
---------------------------------------------
Position of Authorized Signatory


* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                Appendix 3.10
                    Terms and Conditions of Initial Orders
                    --------------------------------------












* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                            Date: [10 days after signing Distribution Agreement]


Cyberbank Corp.
{    *    }
----------
Seoul, Korea {    *    }
             -----------

Attention: Mr. {    *    }
--------------------------

Dear Mr. {    *    }:
         -----------

Order
-----

As exclusive Distributor of the Multipalm product for Canada and the United States, we hereby irrevocably order 1,000 units of the Product (as defined in the Distribution Agreement) (without stylus) at a price of not greater than US$
{    *    } per unit for a total purchase price of not greater than US$800,000
(the "Order").


Delivery
--------

Delivery schedule shall be as follows:

           Delivery Date                               Number of Units
           -------------                               ---------------

           {    *    }                                     1,000
           ----------


Payment
-------

An irrevocable, confirmed, transferable and negotiable letter of credit will be granted for the value of the Order, payable immediately upon presentation of documents evidencing shipment.

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Distribution Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{    *    }.
----------



Yours truly,
NEWLANDS OIL & GAS INC.

** DRAFT **

---------------------------------------------


* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                         Date: [7 days after receipt of shipment of 1,000 units]

Cyberbank Corp.
{    *    },
-----------
Seoul, Korea {    *    }
             -----------

Attention: Mr. {    *    }
               -----------

Dear Mr. {    *    }:
         -----------

Order
-----

As exclusive Distributor of the Multipalm product for Canada and the United States, we hereby irrevocably order 35,000 units of the Product (as defined in the Distribution Agreement) (without stylus) at a price of not greater than US$
{    *    }per unit for a total purchase price of not greater than US$24,500,000
-----------
(the "Order").


Delivery
--------

Delivery schedule shall be as follows:

               Delivery Date                      Number of Units
               -------------                      ---------------

               {    *    }                        {    *    }
               -----------                        -----------
               {    *    }                        {    *    }
               -----------                        -----------
               {    *    }                        {    *    }
               -----------                        -----------


Payment
-------

Two million U.S. dollars (US$2,000,000) will be paid at the time of placing the
Order. Within {    *    } days after passing CDG2 Test, an irrevocable,
              -----------
confirmed, transferable and negotiable letter of credit will be granted for the remaining value of the Order and may be paid in whole or in part, for partial shipments, but final payment (whether whole or part) is not due until
{    *    } days after presentation of documents evidencing shipment.
-----------

All other terms and conditions of this purchase order shall be governed, to the extent applicable, by the Distribution Agreement between the two parties. If you have any questions regarding the above, please contact the undersigned at
{    *    }.
-----------

Yours truly,
NEWLANDS OIL & GAS INC.

** DRAFT **

---------------------------------------------

* CONFIDENTIAL TREATMENT REQUESTED BY PC-EPHONE, INC.

                                                                   Exhibit 10.20



8 February 2001

PC-EPhone Inc.
885 West Georgia Street, Suite 1388
Vancouver, BC  V6C 3E8


Gentleman

Reference is made to the Distribution Agreement (the "Agreement") between Cyberbank Corp., a Korean corporation ("we" or "us") and PC-EPhone Inc., a Nevada Corporation formerly known as Newlands Oil & Gas Inc. ("you") dated November 6, 2000 pursuant to which we grant to you the right to distribute our handheld device/terminal that can be used to perform multiple functions on a CDMA, GSM or other wireless application protocol system (the "Product").

The Agreement contemplates that you are to place a purchase order with us for
35,000 units of the Product at price not less than U${    *    } per unit and
pay us therewith US$2,000,000 (the "Purchase Order") in 7 days after receipt of shipment of 1,000 units, which were shipped on 25 November 2000.

This requirement of placing the Purchase Order constitutes a substantial prerequisite to maintain the Agreement in effect and validity. So far you did not fulfill the requirement of making the Purchase Order.

In this regard, we hereby waive the requirement under the terms and conditions as follows:

1. PC-EPhone, Inc. shall place the Purchase Order (being the 35,000 unit purchase order with the US$2,000,000 payment) within fifteen (15) business days subsequent to the date upon which Cyberbank receives final, written confirmation of the approval of the Product by the U.S. Federal Communications Commission and forwards a copy to PC-EPhone, Inc. of such confirmation and approval.


*  Confidential Treatment Requested by PC-EPhone, Inc.

2. PC-EPhone, Inc. acknowledges that Cyberbank is using PC-EPhone as the brand name in the Korean market and agrees that Cyberbank is the legal owner of the brand name in Korea. PC-EPhone, Inc. shall allow Cyberbank Corp. to use the trademark "PC-EPhone" as a co-owner of the brand name. PC-EPhone, Inc. shall immediately take all necessary legal steps to register Cyberbank Corp. as a co-owner of the brand name.

3. Cyberbank is considering to strengthen PC-EPhone, Inc.'s role in marketing and R&D to support PC-EPhone, Inc.'s listing in NASDAQ. For this purpose and during the process of raising capital, PC-EPhone, Inc. agrees to accept investors recommended by Cyberbank and cooperate closely with Cyberbank, in advance, in the process of raising capital from other investors


No waiver by us of any breach of any of your obligation shall be a waiver of any subsequent breach of any other covenant, obligation or agreement, nor shall any forbearance to seek a remedy for any breach be a waiver of any rights and remedies with respect to such or any subsequent breach.

PC-EPhone, Inc. acknowledges that we reserve the right to terminate the Agreement in such a case of non-fulfilling any one of the foregoing terms and conditions.

Sincerely yours,


/s/ Young Sun Cho
----------------------------------
Cho, Young Sun
President
CYBERBANK Corp.


Agreed and acknowledged on this 8th day of February, 2001.


/s/ Douglas Yee
----------------------------------
Douglas Yee
President
PC-EPhone, Inc.


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

3.     Cyberbank shall provide to PCE and FCG a schedule detailing the first 3
       months production.  Cyberbank shall deliver 35,000 units by {    *    }
       or earlier and a further {    *    } units by {    *    } or earlier.
       Partial shipments shall be allowed.

*  Confidential Treatment Requested by PC-EPhone, Inc.

4.     A purchase order supported by a Standby Letter of Credit shall be issued
       at least {    *    } prior to the shipment date.

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

7. To secure payment under the purchase orders, FCG shall provide a one-year Standby Letter of Credit or Standby Letters of Credit providing for a
       {    *    }-day term or drawdown.  FCG shall provide, for the initial orders, a Standby Letter of Credit in the amount of US$50 million on or before February 28, 2001.

8.     The first 35,000 units of PC-EPhone shall be at a price to PCE of US$
       {    *    } per unit.  The price for future volumes shall be as follows:

                Historical Units                 Price Per Unit
                ----------------                 --------------
                  Manufactured                     (US dollars)
                  ------------                     ------------

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

                   {    *    }                     {    *    }

9. In the event of a conflict between a provision in this Agreement and the two agreements referred to in the recitals, this Agreement shall prevail.

10. The Parties hereto shall execute all other agreements and shall do all things necessary to give effect to the intent of the Parties hereto.


*  Confidential Treatment Requested by PC-EPhone, Inc.

/s/ Young-sun Cho
--------------------------------------------------------------------------------
Young-sun Cho, President and CEO, Cyberbank Corp.


/s/ Ronald R. Kelly
--------------------------------------------------------------------------------
Ronald R. Kelly, President and CEO, FutureCom Global, Inc.


/s/ Douglas Yee
--------------------------------------------------------------------------------
Douglas Yee, President, PC-EPhone, Inc.




*  Confidential Treatment Requested by PC-EPhone, Inc.