Form 10KSB
period 2001-12-31
PC EPHONE INC
filed 2002-05-14
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)
[X]      ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

                                       OR

[  ]     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

                         Commission file number: 0-19031

                                 PC-EPHONE, INC.
                                ----------------
                 (Name of small business issuer in its charter)

             Nevada                                                  98-0197707
     ---------------------------                                 --------------
     (State or other jurisdiction                              (I.R.S. Employer
     of incorporation or organization)                      Identification No.)

        5375 Mira Sorrento Place, Suite 290, San Diego, California 92121
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                  858-550-2020
                                  ------------
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
        Title of each class                              On which registered
        -------------------                              -------------------
               None                                              None

         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
                   -------------------------------------------
                                (Title of Class)

Check whether the issuer: (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $3,984.

The aggregate market value of the Common Stock (12,169,731 shares) held by non-affiliates, based on the average of the closing sale price ($0.16) of the Common Stock as of May 1, 2002, was $1,947,157.

The number of shares outstanding of the issuer's Common Stock as of May 1, 2002 was 16,957,174 shares.

Transitional Small Business Disclosure Format (Check one):  Yes        No X
                                                               -----     -----

Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PC-EPhone, Inc., a Nevada corporation and its subsidiaries (collectively referred to in this Report as "we," "us" or "our,") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our shareholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."
                                     PART I
Item 1.  Description of Business.
         ------------------------

Overview
--------

         We are a convergence technology company with distribution rights to several products manufactured by third parties, including the "PC-EPhone 1.0," our handheld computer products, such as the PC-E PDA and the MIA Pocket PC, and the flexible keyboard. We were incorporated in the state of Nevada on June 17, 1998, and are the parent company to two wholly owned subsidiaries:
PC-eSolutions, Inc., a Delaware corporation and PC-EPhone Canada Enterprises Inc., a British Columbia (Canada) corporation.

         We were originally formed to explore and develop oil and gas properties. On August 18, 2000, we abandoned the oil and gas exploration business and began to pursue opportunities in the wireless convergent technology market. On November 6, 2000, we obtained the distribution rights to the PC-EPhone 1.0 and focused on distributing the PC-EPhone 1.0 in the United States and Canada.

         In 2001, we adopted a new business plan to develop this company into a convergence technology company with a broad base of convergence technology product offerings. On July 1, 2001, we hired David Meltzer, our Chief Executive Officer, to implement our new business plan.

         Under our new business plan, we intend to market our products to the following three markets: (i) hardware and accessories; (ii) applications; and
(iii) networks. We are relying on the sales of our hardware, accessories and software applications integrated into our handheld computer devices to generate revenues in the near future. We anticipate launching our wireless products and generating revenues from wireless networks if we receive government approval and carrier acceptance of our current and future wireless products.

         Although we have made discrete sales of products to our sub-distributors in the United States and Israel for marketing and testing purposes, we have not launched distribution of any of our products, as of the date of this Report. We intend to commence distribution of our products, other than the PC-EPhone 1.0 and the PC-EPhone 2.0 GSM/GPRS, or the PC-EPhone Products, upon receipt of at least $3,500,000 dollars in financing, and, in the case of the PC-EPhone Products, upon receipt of carrier acceptance and governmental approvals, where applicable. As of the date of this Report, we have obtained a bridge loan facility up to the amount of $480,000 from Process Control (Holdings) Limited, a corporation organized under the laws of the Republic of Ireland, or PCHL. We have also entered into a letter of intent with PCHL regarding the formation of a joint venture with PCHL. We are also actively seeking additional sources of financing.

         In anticipation of furthering our business plan as a convergence technology company, we have developed relationships with network operators and application providers. We are also in the process of co-developing certain products with our manufacturing partners.

         We do not manufacture our own products and rely upon independent third parties to manufacture our products.

Our Products
------------

         Hardware and Accessories
         ------------------------

         The PC-EPhone 1.0. Prior to the implementation of our new business plan, we obtained the exclusive distribution rights in the United States and Canada to the "PC-EPhone 1.0" from Cyberbank Corp., or Cyberbank, a telecommunication and software development company located in Seoul, Korea. Cyberbank commenced commercial distribution of the PC-EPhone 1.0 in Korea in June 2001 and in Australia in March 2002. The PC-EPhone 1.0 combines the capabilities of a handheld personal computer with full Internet access, a cellular telephone, a Personal Digital Assistant, or PDA, and an organizer in one device. We believe that the features of the PC-EPhone 1.0 are unmatched by any other product currently available. The PC-EPhone 1.0 was selected as a finalist out of approximately 30 entrants for the Best of Comdex Award in the Wireless/Mobile Product category for the year 2000.

         The PC-EPhone 1.0 runs on the Windows CE 3.0 operating system. Unlike competing products that operate on the Palm operating system, the PC-EPhone 1.0 retains near-full functionality of a lap top computer and is able to run applications, such as Microsoft Word, Outlook, PowerPoint, Excel and Internet Explorer. The PC-EPhone 1.0 includes a four-inch (as measured diagonally) rectangular Liquid Crystal Display, or LCD, screen that supports 256 colors, with a resolution of 640 by 480 pixels. Our competitors typically have narrower screens that support fewer colors, with a resolution of 240 by 320 pixels. The PC-EPhone 1.0 is also equipped with a dual mode chipset that enables it to access Code Division Multiple Access, or CDMA, cellular networks operating on the 800 Megahertz, or MHz, digital frequency, as well as analog networks. Digital wireless systems generally operate at either 800-900 MHz (generally referred to as cellular) or 1800-1900 MHz (generally referred to as Personal Communications Service, or PCS). Other specifications include Intel's 206 MHz Reduced Instruction Set Computer, or RISC, central processing unit, 32 Megabytes of flash memory, 32 Megabytes of Random Access Memory, or RAM, a battery life of approximately 60 hours of stand-by time, 6 hours of talk-time, and 4 hours of PDA time.

         The PC-EPhone 1.0 operates on the CDMA protocol. The PC-EPhone 1.0 is equipped with an integrated Compact Flash, or CF, expansion slot that allows users to extend the functionality of the device with a wide range of CF-based accessories, such as Wireless Local Area Network, or WLAN, cards, Global Positioning Satellite, or GPS, cards and IBM Microdrive(TM) memory cards. Additionally, the PC-EPhone 1.0 includes a standard Infrared Data Association, or IrDA, communication port.

         Before the PC-EPhone 1.0 or any other iterations of the PC-EPhone with wireless capabilities can be marketed and sold in the North American market, the Federal Communications Commission, or the FCC, and Industry Canada must approve of the devices for sale and the wireless carriers for those markets must approve the devices for use on their networks. Cyberbank obtained FCC approval for the PC-EPhone 1.0 on April 27, 2001, in approximately 24 weeks from the date of application, and Industry Canada approval for the PC-EPhone 1.0 on May 3, 2001. We anticipate that the time required for the FCC approval process will be reduced as Cyberbank and we become more experienced with the approval process and the FCC becomes more familiar with our products and us. We believe that obtaining FCC approval for other iterations of our PC-EPhone Products will require approximately 12-16 weeks. Once FCC approval is obtained, approval from Industry Canada can normally be obtained within 1-2 weeks thereafter.

         The geographic territory covered and timing and details of the carrier acceptance process vary by carrier. We believe that the carrier acceptance process may be completed in as little as 50 days under ideal circumstances. Some carriers may require additional certifications by industry groups such as the Cellular Telecommunications Internet Association, or CTIA, as part of their approval process. We believe that obtaining CTIA approval may require approximately 8 weeks. While the applicant may apply for CTIA approval simultaneously with presenting its product for carrier acceptance, the inclusion of a CTIA or other industry approvals may extend the carrier acceptance process. We anticipate that the time required for the carrier approval process can be reduced as Cyberbank and we become more experienced with the process and the carrier becomes more familiar with our products and us.

         Cyberbank submitted an application to a wireless carrier to obtain wireless access for the PC-EPhone 1.0 on such carrier's networks in September 2001. Cyberbank is still proceeding with the acceptance process. Cyberbank may elect not to proceed with its application for carrier acceptance of the PC-EPhone 1.0 depending upon the cost of finishing development of the PC-EPhone
2.0 GSM/GPRS, the amount of financing that we will be able to obtain and on general market conditions. If Cyberbank and we elect to proceed with the carrier acceptance process and receive adequate financing in the near future, we believe that the carrier acceptance process will be completed and the PC-EPhone 1.0 will be launched by October 31, 2002. In any event, if the PC-EPhone 1.0 is not launched by October 31, 2002, we anticipate abandoning the launch of the PC-EPhone 1.0 and proceeding with the PC-EPhone 2.0 GSM/GPRS, a more advanced version of the PC-EPhone 1.0 that is currently under development.

         PC-E PDA. The PC-E PDA is a handheld computer device that is virtually identical to the PC-EPhone, except that it does not have built-in wireless connectivity. Users of the PC-E PDA will be able to obtain wireless connectivity through various CF accessory cards that have been accepted by wireless carriers. CF cards that have been accepted by wireless carriers are readily available in the market. The PC-E PDA is offered as a lower priced option to the PC-EPhone.

         MIA Pocket PC. The MIA PD-600C is a handheld computer device that is based on the Microsoft Pocket PC operating system. The MIA uses a Personal Computer Memory Card International Association, or PCMCIA, slot, which replaces the expansion pack. An expansion pack consists of additional input and output slots into which additional accessories may be plugged. As a result, the MIA PD-600C is less expensive and lighter. The Pocket PC operating system includes Microsoft Word, Pocket Outlook, Excel, Internet Explorer and Windows Media Player. The device also includes Intel's 206 MHz Strong Arm central processing unit, 64 Megabytes of flash memory, 32 Megabytes of Read Only Memory, or ROM, a Lithium Ion Battery, a back-up battery and a serial-to-Universal Serial Bus, or USB PC Link. As of the date of this Report, we have sold MIA's to Calanit, our distributor in Israel, for marketing and testing purposes.

         Accessories. We provide the following accessories that enhance our product line: (i) a portable car charger that doubles as a 9-volt backup battery for Pocket PC devices; (ii) an AC/DC converter that, when plugged into a car lighter, provides a 110-volt outlet; (iii) a wireless plug-and-play mouse that requires no software; (iv) a digital camera; and (v) a flexible keyboard that can be rolled up and carried in a pocket. We believe that these accessories are suitable for original equipment manufacturers, or OEM, customers or private label and development opportunities.

         Products in Development
         -----------------------

         We are in the process of developing the following products with our manufacturing partners:

         Flexible Keyboard II. In conjunction with Seoul Systems Co., Ltd., a Korean corporation, or SSC, we are working with a small developer to develop a flexible keyboard that will approach the size of a standard laptop keyboard. We are approaching the completion of the product design phase and anticipate finishing a prototype of the product by June 30, 2002. Due to the similarity of the flexible keyboard II to the current model, we anticipate introducing the finished product by September 30, 2002. SSC and we have orally agreed that the intellectual property rights to this flexible keyboard will be jointly owned by SSC and us.

         PC-EPhone 2.0 GSM/GPRS and other PC-EPhone Products. Cyberbank and we are finalizing negotiations to develop an advanced mobile data and communications device to be known as the PC-EPhone 2.0 GSM/GPRS, that will be based on the design of the PC-EPhone 1.0 and will incorporate the Global Standard for Mobile/General Packet Radio Signal, or GSM/GPRS wireless standard. Cyberbank and we are in the final phases of product design and anticipate finishing a prototype of the PC-EPhone 2.0 GSM/GPRS by September 30, 2002. We anticipate funding development of the device upon receipt of $1,000,000 in financing. The PC-EPhone 2.0 GSM/GPRS has not been approved for sale by any government agency and has not been presented for acceptance by the carriers. We anticipate initiating the governmental approval process for the PC-EPhone 2.0 GSM/GPRS by December 31, 2002. If we obtain governmental approval, we intend to begin the process of obtaining carrier acceptance for the PC-EPhone 2.0 GSM/GPRS thereafter.

         We believe that the features of the PC-EPhone 2.0 GSM/GPRS are unmatched by any other product currently available. A beta (test) unit of the PC-EPhone 2.0 incorporating the CDMA wireless standard was selected as a finalist for the Best of Comdex Award in the Mobile/Handheld System Product category for the year 2001. The PC-EPhone 2.0 GSM/GPRS is a two point five generation, or 2.5G, device that is expected to operate on the CDMA and GSM/GPRS protocols. 2.5G and third generation, or 3G, devices are able to handle high-speed data transmissions of up to 144 Kpbs or more in addition to increased voice capacities. The PC-EPhone 2.0 GSM/GPRS is expected to run on the Window CE.NET operating system and be equipped with a GSM Subscriber Identification Module, or SIM, card. The SIM card is a smart card that allows a GSM cell phone to make and receive calls. The SIM card identifies the user to the network and contains a microprocessor chip, which stores unique information about the user's billing account. We believe that the SIM card is the key to accessing the international cell phone network for devices incorporating the GSM wireless standard.

         Cyberbank and we may elect to develop a version of the PC-EPhone 2.0 that is expected operate on the CDMA protocol and that uses a tri-mode chipset. A tri-mode chipset will enable the device to access 800 MHz, 1900 MHz and analog CDMA networks. We anticipate that this version of the PC-Phone 2.0 would use the Windows CE.NET operating system. The PC-EPhone 1.0 operates on a dual mode chipset that has access to a more limited range of bandwidths. As such, there is a risk that the PC-EPhone 1.0 may not be as attractive to the major wireless carriers.

         Cyberbank has also begun development of a Pocket PC device that utilizes the Windows Pocket PC operating system. We expect to develop future versions of the PC-EPhone jointly with Cyberbank that would operate on the General Packet Radio Service, or GPRS, protocols and include other forms of wireless technology standards, including 3G technologies that operate on the CDMA protocol.

         Industrial PDA. In conjunction with SSC, we anticipate developing a line of industrial PDAs that will allow the mobile consumer to become more efficient and productive. The industrial PDA will be designed to withstand 5-foot drop tests, leverage biometric fingerprint access recognition and have a bar code scanner. We anticipate beginning the development process and acquiring the intellectual property rights to the industrial PDA as funding permits.

         Networks
         --------

         Wireless network operators, or carriers, often jointly market wireless devices with the device manufacturer or its distributors. As part of the co-marketing strategy, carriers may pay the manufacturer or its distributor subsidies for each device purchased by the end-user that is activated on a billing plan of such carrier. If we obtain carrier acceptance of our wireless devices, we expect to receive activation subsidies from such carrier(s) as our products are activated for use on the applicable wireless networks. We believe that the level of subsidy will vary by carrier and the qualifying service rate plan selected by the end-user. We also expect the amount of our subsidies to vary based on whether: (i) we make a direct sale of a device packaged with a rate plan and perform the activation; or (ii) we sell to a channel partner, who then performs the activation.

         We also intend to explore business opportunities in the WLAN markets as soon as we obtain sufficient financing. WLAN technology allows individual computers or devices to access local area networks wirelessly. We believe that our products can be integrated into WLAN settings. Initially, we intend to use
802.11 access points and other readily available hardware with our devices to obtain this wireless capacity. In the future, we anticipate co-developing such products to enable us to provide complete network solutions to our customers.

         Applications
         ------------

         We intend to market our products to, and through, channel partners, including software and other application providers by: (i) offering to integrate software or other products of application providers into our products; or (ii) providing "bundled" offerings by including application software with our products. We intend to load free-trial applications developed by various application providers onto our devices. When a licensed version of the loaded software product is purchased by our customer, such as an enterprise IT manager or end user, as a result of the free-trial package, we intend to obtain a portion of the revenue generated from such sale. We anticipate that our portion of this revenue stream to vary by application and by provider. We also intend to include software packages with our products and anticipate deriving revenue from these software providers.

         We believe that as our customers use our products, they will introduce our products to their own customers, or create a "viral marketing" effect. We intend to develop incentive programs to encourage this viral marketing effect among our application channel partners, hardware customers and end-users.

         On September 12, 2001, we entered into a non-exclusive marketing agreement with Pumatech, Inc., or Pumatech, a leading developer of synchronization software, to promote the products of Pumatech in connection with the PC-EPhone. We intend to place Pumatech's synching application on our products. Synchronization software allows users of handheld devices to "synchronize" the data on the handheld device with the data stored on the desktop device. In addition to pre-loading Pumatech's application on the PC-EPhone Products, we intend to market those PC-EPhone Products to Pumatech for use by its sales force. We anticipate that Pumatech's sales force would, in turn, resell these PC-EPhone Products. We expect to receive 15% of the revenue realized by sales of their software that is packaged with any of our devices.

         Finally, we are evaluating the feasibility of developing and obtaining rights to our own software applications. We believe that by developing or obtaining the rights to software applications, we will be able to increase sales of our handheld products and generate an additional source of revenue. We intend to focus on developing or obtaining rights to collaborative voice and data applications for handheld mobile computing devices and software packages that enable these handheld mobile computing devices to act as wireless telephones. We anticipate discussing the acquisition of rights to certain software applications from SSC if we receive sufficient funding.

Our Joint Venture Agreement with Process Control (Holdings) Limited
-------------------------------------------------------------------

         On March 27, 2002, we entered into an agreement with PCHL whereby we would agree to form a joint venture with PCHL's wholly owned subsidiary, Whitelite Communications Ltd., a corporation organized under the laws of the Republic of Ireland, or WCL. PCHL is a telecommunications, electrical design and distribution company based in Ireland. If formed, the joint venture entity would distribute our products on a worldwide basis, subject to certain exclusions described below. We would own 15% of the joint venture entity. The remaining 85% would be owned by PCHL.

         Upon formation of the joint venture, we would agree to contribute all of our rights and obligations under any future distribution agreements that we enter into with Cyberbank or SSC for the territories of Europe, the Middle East, Africa and China. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of our issued and outstanding common stock, or Common Stock, at the time of conversion. Upon conversion, PCHL would be entitled to appoint 4 of the 7 members on our board of directors and WCL and the joint venture entity would become our wholly owned subsidiary. Either party would be able to terminate this agreement upon written notice at any time prior to entering into definitive agreements.

         In connection with our agreement with PCHL, PCHL placed an order with SSC for 35,000 units of a flexible keyboard for distribution in the territories of Europe, China, the Middle East and Africa. PCHL also posted a letter of credit in the amount of US $673,450 on March 5, 2002, in connection with this purchase. If the joint venture is formed, the keyboards and the proceeds from the sale of the keyboards will be contributed to the joint venture entity. If the joint venture is not formed, PCHL will retain possession of the flexible keyboards and be entitled to distribute them in the territories of Europe, China, the Middle East and Africa. We believe that PCHL will accept delivery of the keyboards in May 2002.

         On April 8, 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from

April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The shares issuable under the promissory note are subject to certain demand and piggyback registration rights. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of the date of this Report, we have received US $160,332 under the bridge loan facility.

         PCHL and we have entered into a letter of intent with SSC whereby SSC has agreed to grant to our proposed joint venture entity the exclusive, worldwide distribution rights to certain products manufactured or developed by SSC that enhance or expand our current product offerings. PCHL and we have also entered into a letter of intent with Cyberbank whereby Cyberbank has agreed to grant to our proposed joint venture entity the exclusive, worldwide (excluding Australia, Korea and Japan) distribution rights to the PC-EPhone PDA and the PC-EPhone 2.0 GSM/GPRS GSM/GPRS.

Principal Distribution Arrangements
-----------------------------------

         We have obtained the right to distribute the PC-EPhone 1.0 and the PC-E PDA from Cyberbank. We have entered into a letter of intent with Cyberbank to distribute the PC-EPhone 2.0 GSM/GPRS and certain other related products through our proposed joint venture with PCHL. The remaining products that we currently have the right to distribute are licensed from SSC.

         Distribution Agreement with Cyberbank
         -------------------------------------

         On November 6, 2000, Cyberbank granted to us the exclusive right to market, distribute and sell the PC-EPhone 1.0 in the United States and Canada and a right of first refusal to acquire the marketing, distribution and sales rights for (a) any future products on an exclusive basis within the United States and Canada; and (b) future products on a non-exclusive basis for the remaining countries worldwide on terms mutually agreeable to the parties. Our distribution rights terminate on December 31, 2007, unless extended by mutual agreements, or earlier terminated in accordance with the terms of the distribution agreement. In consideration for such distribution rights, we issued to Cyberbank 3,500,000 shares of our Common Stock and granted warrants to purchase up to 2,500,000 shares of Common Stock at a purchase price of $3.20 per share. On December 31, 2001, Cyberbank allowed its warrants to expire without exercise. The distribution agreement entitled Cyberbank to appoint nominees to our Board of Directors representing a minimum of 40% of such Board of Directors during the term of this agreement. If Cyberbank's nominees constitute less than 40% of our Board of Directors, other than by reason of resignation of Cyberbank's nominees or the failure of Cyberbank to provide nominees, for continuous period of more than 60 days, then Cyberbank will be entitled to terminate this Agreement. As of the date of this Report, Cyberbank designees comprise 2 of our 4 directors.

         We have agreed to purchase an annual minimum of 500,000 units of the PC-EPhone 1.0. Additionally, we have agreed to place two binding purchase orders for a total of $25,300,000, to be paid with cash of $2,000,000 on May 21, 2001, and letters of credit totaling $23,300,000. We have not made the $2,000,000 payment.

         We are currently in discussions with Cyberbank regarding the status of this agreement. In connection with the resolution of this agreement, we anticipate that we would terminate our agreement with Cyberbank and, through our proposed joint venture, enter into a new distribution agreement with Cyberbank to obtain worldwide (excluding Korea, Japan and Australia) distribution rights to the PC-EPhone 2.0 GSM/GPRS, its various iterations and certain other products. We anticipate that such new distribution agreement will supersede our current distribution agreement with Cyberbank. We are in the process of negotiating this new distribution agreement with Cyberbank and anticipate obtaining worldwide distribution rights to the PC-EPhone 2.0 GSM/GPRS, its various iterations and certain other products by September 30, 2002.

         Agreements with Aidiicom and SSC
         --------------------------------

         In 2001, we entered into a joint venture agreement with Aidiicom Technologies Ltd., a British Columbia (Canada) corporation, or Aidiicom, an affiliate of Carlos Lau, a principal shareholder, which provides us with: (i) the exclusive right to market, distribute and sell the AIDII Pocket PC and any future products and related accessories within North America; and (ii) the non-exclusive right to market, distribute and sell such products worldwide. Aidiicom distributes its products through a distribution and co-development agreement with SSC. Aidiicom is entitled to assign all of its rights and obligations under this agreement to us or any of our affiliated entities. We have the exclusive right to modify and develop the technology licensed by Aidiicom from SSC for exploitation in North America and to private label such products and the accessories. Any future products that are jointly developed by Aidiicom and us will be jointly owned by both parties. We are required to make certain minimum purchases of Aidiicom products. Our agreement with Aidiicom terminates on the earlier to occur of: (a) June 30, 2004; (b) the day on which this agreement is terminated in accordance with its provisions; or (c) the day on which Aidiicom's primary distribution agreement is terminated, unless extended by mutual agreement. As of the date of this Report, we have not satisfied our minimum purchase requirements.

         We are in the process of negotiating a resolution of the issues related to our distribution agreement with Aidiicom. In connection with the resolution of that agreement, we anticipate that we would terminate our agreement with Aidiicom and, through our proposed joint venture, enter into a separate distribution agreement directly with SSC to obtain worldwide distribution rights to certain of their products. We are in the process of negotiating a new distribution agreement with SSC to obtain worldwide distribution rights to certain of SSC's products through our proposed joint venture. We anticipate obtaining worldwide distribution rights to the SSC Products by September 30, 2002.

         We are also party to a separate oral agreement with SSC to develop the flexible keyboard II. The intellectual property underlying the keyboard will be jointly owned by SSC and us. We intend to enter into a written agreement with SSC to memorialize the terms of our oral agreement.

Manufacturing, Supplies, Product Development and Co-Development of New
Technology
----------------------------------------------------------------------

         Manufacturing and Supplies
         --------------------------

         Third parties for whom we act as distributors or their contract manufacturers in Korea manufacture our products on a purchase order basis. Our manufacturers procure components and manufacture, assemble and test our finished products. Our manufacturers purchase the components that make up our products from various large vendors. These components are generally readily available from multiple sources. Sole or single source suppliers, for which alternative sources have not been readily available in sufficient quantities or at an attractive cost, also supply some of our components. For example, Cyberbank is the sole supplier of the middleware software that integrates the Windows operating system of the PC-EPhone Products with the cellular telephone system.

         Product Development and Co-Development of New Technology
         --------------------------------------------------------

         We hope to expand our current product offering by: (i) obtaining marketing rights to additional products; (ii) co-developing with our manufacturing partners new products based on the technologies of our manufacturing partners; or (iii) developing new products. Currently, as developers of the products, Cyberbank and SSC, our manufacturing partners, have borne the majority of the costs associated with product development. Cyberbank and SSC look to us primarily to: (i) contribute funds to finish development of the PC-EPhone 2.0 GSM/GPRS and other iterations of the PC-Phone Products, where necessary; and (ii) distribute the finished product in the approved territories. In the instance where we have incurred research and development costs, such as in connection with the development of the flexible keyboard II, we have also obtained joint ownership of the relevant intellectual property. We hope to continue to enlist the participation of our manufacturing partners in product development to benefit from their expertise and to defray the costs associated with product development.

         We hope to assemble a multi-disciplinary team of software architects, electrical engineers, mechanical engineers, radio specialists, quality engineers, manufacturing process engineers, user interface design specialists or other professionals in order to develop our own products. We intend to subject the completed product to our quality assurance program where it must meet certain quality benchmarks and manufacturing guidelines before it will be released into production. Where necessary, we intend to provide feedback to our manufacturing and engineering organizations and our outsource manufacturing and materials partners to enable them to correct any defects or make any improvements that may be discovered. We anticipate relying on the expertise and experience of our manufacturing partners throughout the product development process.

Sales and Marketing
-------------------

         If we secure sufficient funding, and with respect to the PC-EPhone Products, obtain carrier and government acceptance, we anticipate launching the distribution of our products in the United States and Canada shortly thereafter. We anticipate distributing our products through three primary channels: (i) master distributors; (ii) manufacturer's representative organizations, or MRO's; and (iii) our own internal sales force. With time, we intend to expand our reach globally, whether through our joint venture, or otherwise.

         Master Distributors
         -------------------

         Master distributors are distributors who agree to: (i) purchase our products for subsequent distribution to retailers and other resellers including large volume retailers and value-added resellers (third parties that customize products and resell them under their own label); and (ii) provide a variety of additional services, including logistics, inventory management, and fulfillment, and/or customer and product support functions such as call center operations, technical support and reverse logistics (warranty and repair issues) and other services. In selecting our master distributors, we examine the scope of the master distributor's access to customers and its relationships with authorized agent groups for wireless network operators. Through our master distributors, we hope to obtain wide and rapid exposure for our convergence products and accessories among customers in both the enterprise and consumer markets.

         On October 11, 2001, we entered into a one-year distribution agreement with Calanit Cellular Center Ltd., or Calanit, subject to annual renewals. Calanit has agreed to distribute all computer products produced or offered by us on a non-exclusive basis in Israel. Calanit also has agreed to provide all customer assistance and technical assistance arising from sales of these products in Israel. As of the date of this Report, Calanit has purchased 20 MIA Pocket PC devices.

         On October 10, 2001, we entered into an agreement with Infosonics Corporation, or Infosonics, pursuant to which Infosonics agreed to serve as our non-exclusive master distributor of all computer products produced or offered by us in the United States for one year, subject to annual renewals. In addition to obtaining access to Infosonics' customer outlets, Infosonics agreed to provide certain fulfillment services during the term of the agreement. Infosonics was also granted an advertising allowance equal to 3% of the product invoice for advertisements featuring the PC-EPhone Products and certain related products. Infosonics is not required to make any minimum purchase requirements. As of the date of this Report, Infosonics has placed a conditional purchase order for 5,000 units of the PC-EPhone 1.0 or 2.0, conditioned upon receipt of carrier acceptance.

         Manufacturer's Representative Organizations
         ------------------------------------------

         MROs are outside sales organizations with independent access to customer outlets in various geographic regions. MROs negotiate the sale of our products and receive commissions from actual sales made. Currently, we have contracted with several MROs, including AB&T, Inc., one of the leading MROs, to sell our PC-EPhone Products and other products. We believe that using MROs will allow us to expand our sales reach without incurring up-front investment typically required to develop an extensive in-house sales team. Additionally, we will be able to access experienced sales professionals and their existing customer relationships. We anticipate that designated master distributors will fulfill orders originating from MROs.

         Internal Sales Structure
         ------------------------

         We hope to develop an internal sales force to focus on immediate market opportunities in the enterprise market. We believe that immediate market opportunities exist in the healthcare, financial services, field-force automation, government and higher education sectors. We believe that transactions in these sectors can be priced at or near published Suggested Retail Prices, or SRP. As such, we believe that deals originating from our internal sales will provide our highest margins. We anticipate that sales made to or through our master distributors and MROs will be completed at discounts to the SRP.

         Our internal sales group will also be charged with establishing direct distribution agreements with CDMA network operators. It is common practice for major networks operators work with vendors, such as carrier retail stores, to develop joint marketing strategies. We believe that carrier retail stores will offer the most immediate access to many end users of wireless communications products. As such, we anticipate that developing distribution relationships directly with major carriers may result in significant wholesale orders for our products.

         We hope to minimize channel conflict by directing distribution arrangements to channels that we believe will be best suited to serve and support specific customer requirements. If our internal sales group develops leads in the reseller market, we intend to refer those leads to our MROs. We believe that MROs possess the expertise necessary to service the needs of major resellers, including national and regional retail chains, value-added resellers, or VARs and select enterprises. Once the lead is referred to the MRO, our internal sales force will focus on ensuring that total solutions to the enterprise market are provided.

Customer Service and Sales and Technical Support
------------------------------------------------

         We do not currently provide customer service and sales and technical support. Once distribution of our products is launched, we intend to offer product support through our Website, in the form of Frequently Asked Questions, or FAQs, and to provide customer service and sales support via the Internet and through a call center. Initially, we intend to provide sales and customer service through a call center. Once we attain a supportable sales volume, we intend to phase in web-based and telephone-based customer service and sales programs that will enable customers to purchase products by telephone and through the Internet, and to access information to their specific accounts, including order status, balances and account history. The URL to our Website, a local toll number and a toll-free number will be printed on a warranty card that will be included with each of our products.

         Call Center
         -----------

         If we reach a supportable sales volume, we intend to establish, or obtain access to, a call center to enable our customers and partners to obtain telephonic product and technical support through a local toll number and a toll-free number. Initially, we anticipate providing this service through an internal sales force in conjunction with third party contractors. We intend to outsource the call center aspect of our customer services, after the web-based solution is implemented. We hope to outsource these functions to the same third party that will handle our call center technical support services to achieve economies of scale and to enable us to allocate our resources to product design and development. As our web-based customer service functions are implemented, we hope to integrate our telephone-based customer support functions with those on the Web. Currently, call centers costs are based on time spent directly with customers. As we increase our product offerings and the volume of units sold, we hope to establish a fixed cost structure with the call centers or hire permanent support personnel.

         During the initial stages of product introduction, we anticipate that calls will last longer than calls made during the later stages in the product cycle. In the beginning, our customer service representatives may require more time to become familiar with our products, accurately recognize a problem, assess the availability of a solution, and determine whether to continue telephone support or issue a return for maintenance authorization, or RMA. As our representatives become more familiar with our products, we expect the average time of each support call to decrease.

         In certain instances, we anticipate that our products will require actual testing and servicing and may need to be replaced with new or refurbished units. We anticipate that the process of replacing or repairing a device will be as follows:

         o        Call center technicians issue an RMA.
         o Customer ships the device, as instructed, to the testing/repair center.
         o        The device is tested within 24 hours of receipt by the testing center to confirm, the actual nature of the problem.
         o        If the problem is identified, a determination is made as to whether or not it is covered by warranty. We do not provide express warranties with respect to the products that we currently distribute. Rather, these warranties are provided by the manufacturers of those products.
         o If a warranty covers the problem, a determination is made as to whether the device should be: (i) repaired and returned directly to the customer; or (ii) replaced with a Field Replacement Unit, or FRU. Once we determine to issue an FRU, we obtain a credit card number from our customers to enable us to take delivery of an FRU prior to returning a defective device described in the RMA.
         o As defective devices are replaced with FRUs, periodically (i.e. weekly, bi-weekly or monthly), defective devices will be returned in bulk to the facility specified by the applicable device manufacturer for repair (or scrap for parts if repair is not an option).
         o        Repaired devices are returned to service as FRUs.
                  Manufacturers will agree to provide us with the initial FRUs based on a percentage of orders placed by us.

         The customer service representative will issue an RMA when he believes that the problem is beyond the ability of the customer to troubleshoot. Due to the complexity of our products, we anticipate many of the returned devices (including those accompanied by an RMA, as well as those returned by customers on their own) to eventually have "No Trouble Found," or NTF. As such, we intend to charge the customer for inbound shipping costs if the device is subsequently determined to be NTF. To reduce the costs associated with a high NTF rate, we intend to direct our customers, with the assistance of a telephone service representative, to reset a problem device to the original factory settings prior to issuing an RMA.

         We intend to test all returned devices within a short period following receipt. This will allow us to promptly return NTF devices (and bill the costs of shipment) to our customers rather than depleting our FRU stock. With the assistance of our product manufacturers, we intend to establish policies and procedures for testing hardware and software, which procedures may include proprietary diagnostics applications required by each respective manufacturer. Where applicable, the cost for any new systems that must be procured by our third-party service provider will be passed through to the manufacturer.

         We do not intend to repair products that we distribute. We anticipate that repairs will be performed by the manufacturers or their contractors.

         Support Through The Website
         ---------------------------

         Currently we do not provide customer service and sales support on our Website. As of the date of this Report, our Website contains a list of FAQs and responses to those FAQs. We hope to include a search engine in our Website to allow visitors to search for specific items related to their areas of interest/trouble by key word. If a visitor is not able to locate the desired information in the FAQs (and later, through the knowledge base), the visitor will be able to contact a customer service representative through an email link included in the Website. We hope to respond to a customer's email contact on the same day of receipt. After a minimum of 3 cycles of e-mail exchanges between the user and the customer service representative, the representative will be instructed to direct the customer to contact a support technician directly by telephone.

         Once we attain a supportable sales volume, we intend to phase in a web-based customer service program that will enable customers to access their account online. Initially, we hope to expand the FAQs on an ongoing basis by building a knowledge base for our Website. We intend to review and sort transcripts of e-mail exchanges between our Website users and our customer service representatives. Recurring topics and questions will be addressed in the FAQs. As the FAQ section and/or knowledge base grows, we hope to decrease the number of visitors to the Website requiring live, human assistance, thereby reducing a variable cost in the customer service process. We hope to increase the utility of the knowledge base by refining the search functions engineered into the Website. Over time, we also intend to develop a dynamic knowledge base to improve our ability to provide important information and resolve support issues as they arise. We eventually hope to establish a program that will allow customers to place orders and check order status, balances and account history online.

Competition
-----------

         We believe that the principal competitive factors affecting the market for handheld computers and wireless communicators are design, performance, expandability, price, brand and carrier acceptance. Factors that we believe will become increasingly important include wireless connectivity, email and instant messaging capabilities and voice integration. We are in the process of obtaining carrier acceptance from a single carrier covering the territory of the United States. We believe that we compete favorably compared to many of our current competitors with respect to some or all of these factors.

         The market for handheld computer products and wireless communicators is highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly to new or emerging technologies or changes in customer requirements than we can. They also may devote greater resources to the development, promotion and sale of their products than we do. Our competitors may have already obtained acceptance from one or more carriers for their products, may be more advanced in the acceptance process or may have obtained acceptance from carriers that cover larger territories.

         Our products compete with a variety of handheld devices, including keyboard-based devices, sub-notebook computers, smart phones and two-way pagers. Our principal competitors include:

         o Palm and Palm OS operating system licensees, including Handspring, Acer, Handera, Sony and Symbol;
         o Other licensees of the Microsoft's PocketPC operating system for handheld devices such as Casio, Compaq and Hewlett-Packard;
         o Licensees of Symbian EPOCH operating system for wireless communication devices such as Panasonic and Siemens;
         o Smart phone manufacturers such as Ericsson, Kyocera, Motorola, Nokia and Samsung;
         o Research In Motion Limited, a leading provider of wireless email, instant messaging and Internet connectivity; and
         o A variety of start-up companies looking to compete in our current and future markets.


         We expect our competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could reduce sales and market acceptance of our products, cause intense price competition resulting in reduced gross margins and loss of market share. To be competitive, we must continue to invest significant resources in research and development as well as sales and marketing. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive.

Proprietary Technologies
------------------------

         We do not have any patents or pending patent applications with respect to any of our products. However, we distribute products manufactured by others, including the PC-EPhone Products, which are the subject of international patents. Our manufacturing partners have not obtained patents in the United States or Canada for the products that we intend to distribute in the United States and Canada.

         We intend to protect our proprietary rights from unauthorized use by third parties to the extent that our proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets. Patents and other proprietary rights are an essential element of our business. We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Insurance
---------

         We intend to obtain property and general liability insurance and other insurance coverage in amounts deemed adequate and affordable by management in the future. There can be no assurance that any future claims will not exceed applicable insurance coverage. Furthermore, no assurance can be given that liability insurance will be available at a reasonable cost or that we will be able to maintain adequate levels of liability insurance in the future.

Employees
---------

         As of May 1, 2002, we had eight (8) full-time employees, which consisted of one (1) executive officer, two (2) operations personnel, two (2) sales and marketing personnel, two (2) business development personnel and one
(1) administrative personnel. In addition, we engaged two (2) full time consultants who serve as our executive officers. We intend to hire additional personnel as the development of our business makes such action appropriate. The loss of the services of key employees including David C. Meltzer, our Chief Executive Officer and President, could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable of our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

         Our employees are not represented by a labor union and are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

                                  RISK FACTORS

Risks Related to Our Business
-----------------------------

         We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Independent Auditor's Report included in our audited financial statements, included elsewhere in this Report for the years ended December 31, 2001 and 2000 to the effect that our losses from operations for the year ended December 31, 2001, and the working capital deficit and the accumulated deficit at December 31, 2001 raise substantial doubt about our ability to continue as a going concern. We have incurred significant losses in the last two years. As of December 31, 2001, our accumulated deficit was $4,916,887. We expect to incur continuing losses because we plan to spend available resources on research and development of new products and marketing new and existing products. We cannot assure you that we will market any products successfully, operate profitably in the future, or that we will not require significant additional financing in order to accomplish our business plan.

         We will need additional capital. We have historically financed our operations through working capital provided from loans and the private placement of equity and debt securities. In 2001, we raised the gross amount of approximately $757,500 through private placements of debt and equity securities and $765,087 through advances payables, $232,500 of which were eventually converted into convertible subordinated debentures. The net proceeds of these financings, together with our existing financial resources, the proceeds of our loan from PCHL and any revenues from our sales, distribution, licensing and manufacturing relationships, should be sufficient to meet our operating and capital requirements through July 2002. We intend to seek additional financing or business partners who will be able to provide us with the financing necessary to continue operations of our business. We anticipate that we will need to obtain $3,500,000 in order to launch the commercial distribution of our products. Our failure to receive such additional financings or to find such business partners could have a material adverse effect upon our financial condition and our ability to continue to operate.

         If we need additional financing, we cannot assure you that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

         o        sustain our business operations;
         o        execute our growth plan;
         o take advantage of future opportunities, including acquisitions, as feasible;
         o        respond to customers and competition.

         We have adopted a new business plan to develop this company and there is no assurance that we will be able to successfully implement our new business plan. We recently adopted a new business plan to develop this company from a single product distribution company into a convergence technology company with a broad base of product offerings. As such, we have only a limited operating history on which to base an evaluation of our new business and prospects. These prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of transition, particularly companies in new and rapidly evolving markets, such as the convergence technology market. There can be no assurance that our business plan will be feasible or that we will be able to successfully transition into the convergence technology market. In July 2001, we brought in a new management team to implement our new business plan. There can be no assurance that the new management team will be able to achieve the strategic objectives of our new plan.

         We anticipate launching commercial distribution of our products upon receipt of $3,500,000 and there is no assurance that we will obtain sufficient funds to implement such launch. As of the date of this Report, we have not launched commercial distribution of our products. We anticipate commencing such launch upon receipt of $3,500,000 in financing. While we expect to receive funding from PCHL and are also actively seeking financing from third party sources, there can be no assurance that we will be able to raise $3,500,000. Our failure to receive such additional financings could have a material adverse effect upon our ability to launch our products and thus our financial condition and our ability to continue to operate.

         PCHL may become entitled to control the management of the company if we form a joint venture with PCHL. There is no assurance that PCHL will agree to implement our new business plan or that it will be able to do so successfully. If we form a joint venture with PCHL and PCHL elects to convert its interest in the joint venture into 65% of our issued and outstanding Common Stock (on a fully diluted basis), PCHL will be entitled to appoint 4 of the 7 members of our board of directors. As such, PCHL will be able to control our management and operations. There is no assurance that PCHL will desire to achieve our strategic objectives or to implement our business plan. There is no assurance that PCHL will be able to successfully implement our business plan even if it elects to adopt our plan.

         PCHL is our major creditor and our flexibility to operate our business may be constrained by the requirements of our credit facility. On April 8, 2002, we obtained a secured loan up to a maximum of $480,000. The terms of our credit facility require us to obtain the prior consent of PCHL before we engage in certain specified actions such as incurring certain indebtedness, making certain investments or distributions, making certain acquisitions, making certain capital expenditures or causing a change in control of us. If we are unable to obtain PCHL's consent, we will be unable to take certain actions and our business may suffer. In addition, the loan documents confer additional rights on PCHL in the event of a default, which could cause us to suffer adverse financial and business consequences.


         We anticipate relying on several principal products as the primary source of our revenues for the foreseeable future. We believe that most of our revenues will depend on the commercial success of our PC-E PDA, the flexible keyboard, the flexible keyboard II, and, upon carrier acceptance, the PC-EPhone Products. If revenues from the sale of these products fail to meet expectations, our other business activities will likely not be able to compensate for this shortfall. We obtained the distribution rights to the PC-EPhone 1.0 and the PC-E PDA through a long-term distribution agreement with Cyberbank. We obtained the distribution rights to the flexible keyboard through a long-term distribution agreement with Aidiicom. We have not performed certain of our obligations under these distribution agreements. We cannot be certain as to our ability to perform these obligations in the near future. We believe that Aidiicom has also failed to perform certain of its obligations under our distribution agreement. Under the agreements, Cyberbank and Aidiicom have the right to terminate their agreements with us in the event of our failure to perform our obligations. In the event that Cyberbank or Aidiicom commences legal action, although we believe that we have valid claims to preserve our rights under the agreements, there can be no assurances as to the resolution of these matters. Furthermore, if we elect to enforce our rights under the agreements, there can be no assurances that as to the results that may be attained under the laws of South Korea or Canada, as applicable. If Cyberbank or Aidiicom elect to terminate their distribution agreements with us, our business, financial condition and results of operations would be materially and adversely affected.

         The launch of certain of our PC-EPhone Products may be delayed if Cyberbank does not obtain the appropriate approvals from the government and wireless carriers. Cyberbank may elect not to proceed with carrier acceptance of the PC-EPhone 1.0, one of our key products, depending on the cost of finishing the development of the PC-EPhone 2.0 GSM/GPRS or any subsequent iterations of the PC-EPhone Products, the amount of financing that we will be able to obtain and general market conditions. If we do not launch the PC-EPhone 1.0 by October 31, 2002, Cyberbank and we intend to abandon the launch of the PC-EPhone 1.0 and proceed with the launch of the PC-EPhone 2.0 GSM/GPRS. The PC-EPhone 2.0 GSM/GPRS is currently in development and we anticipate that we will need to obtain approximately $1,000,000 to continue additional development of the device. Cyberbank and we anticipate introducing the PC-EPhone 2.0 GSM/GPRS for:
(i) acceptance by the appropriate governmental agencies by December 31, 2002; and (ii) carrier acceptance shortly after receipt of the appropriate government approvals. There is no assurance that Cyberbank and we will be able to obtain carrier acceptance of PC-EPhone 1.0 and PC-EPhone 2.0 GSM/GPRS or government approvals of the PC-EPhone 2.0 GSM/GPRS. If we abandon the PC-EPhone 1.0, there can be no assurance that we will be able to launch the PC-EPhone 2.0 GSM/GPRS. If we fail to launch the PC-EPhone 2.0 GSM/GPRS or there is a delay in the launch of the device, our operations and financial condition may be materially and adversely affected.

         We have not entered into a written agreement regarding the rights to and the distribution of the flexible keyboard II, one of our key products. The intellectual property rights and the terms of distribution of the flexible keyboard II, one of our key products in development, are subject to an oral agreement between SSC and us. As cash flow permits, we intend to enter into a written agreement to memorialize the oral agreements between the parties. If a dispute arises between the parties prior to entering into such written agreement, there can be no assurances as to the resolution of these disputes or the results that may be attained under these circumstances. If we are unable to establish our rights to the intellectual property underlying the flexible keyboard II, our financial condition and results of operations may be materially and adversely affected.

         We are a distributor, do not manufacture our products and are dependent on third parties for products to distribute. We are parties to long-term distribution agreements with Cyberbank and Aidiicom for the distribution of our products. We do not manufacture any of the products that we distribute and our distribution rights vary in scope and duration by product. We obtain all finished products from Cyberbank and other third party manufacturers. While we intend to develop, alone or in conjunction with Cyberbank or other manufacturers updates and new products in the future, we are currently dependent on third parties for products to distribute. If our agreements with our manufacturing partners are terminated, we will not have products to distribute and our results of operations and financial condition would be severely harmed.

         All of our products are developed based on technology owned by third parties and we depend on third parties to develop new products. The technology underlying the PC-EPhone Products and other products distributed by us are owned by Cyberbank, SSC or other third parties. We also rely on third party technology in updating and developing our products. We currently co-develop the flexible keyboard II with SSC and anticipate co-developing additional products with our manufacturers in the future. These co-developed technologies will be owned, in part or in whole, by us. Our ability to release, sell, develop and update these products could be seriously harmed if we are unable to license such third party technology, the third party technology is not delivered to us in a timely manner or contains errors or defects which are not discovered and fixed prior to release of the products and we are unable to obtain alternative technology or alternative technology on favorable terms to use in our products. Our inability to obtain alternative technology or alternative technology on favorable terms could result in damage to our reputation as well as lost revenues and diverted development resources.

         We may not be able to deliver wireless access if we do not obtain approval from wireless carriers. In order to utilize the telecommunication and wireless Internet capabilities of the PC-EPhone Products, users will be required to purchase wireless services from third party vendors. The future success of our PC-EPhone Products substantially depends on its acceptance by the wireless carriers. As of the date of this Report, we have not obtained carrier approval for our PC-EPhone Products. There can be no assurance that we will obtain such approval, or that wireless services for the PC-EPhone Products will be available from third parties on terms attractive to consumers. If we fail to obtain such carrier approval or obtain wireless access on terms attractive to consumers, our results of operations and financial condition could be materially and adversely affected. The wireless networks of the carriers differ in the geographic coverage, capacity, affordability, reliability and security. Additionally, many international wireless carriers may use different standards and transmit data on different frequencies than domestic wireless carriers. As such, we are likely to incur expenses related to the redesign of certain portions of our software and hardware. Our products may be subject to a lengthy certification process with each wireless carrier with whom we seek to enter into a relationship. These certification requirements could delay the offering of wireless products and services into certain domestic and international markets. Consequently, our ability to enter and expand the market for our PC-EPhone Products, and therefore our results of operations, could suffer.

         All of our revenues currently come from a limited number of customers, and any decrease in revenues from any of our customers could harm our results of operations. All of our revenues are derived from a limited number of customers. We expect that a significant portion of our revenues will continue to depend on sales of products to a small number of customers. Any downturn in the business from these customers could seriously harm our revenues and results of operations.

         We depend on sole source suppliers for certain components and elements of our products and our production would be materially harmed if these suppliers are not able to meet our demand on a cost effective basis and alternative sources are not available. The products that we distribute contain components, including memory chips, liquid crystal displays, touch panels and microprocessors, that are procured from a variety of suppliers. Some components, such as the middleware software developed by Cyberbank that is required to interface the Windows operating system of our PC-EPhone Products with its cellular telephone capacities and the Windows operating system, come from sole source suppliers. Alternative sources are not currently available for all of these sole source components. With respect to the middleware software from Cyberbank, we expect that we will continue to license such software with Cyberbank. We also intend to enter into joint development arrangements with Cyberbank in the future. If Cyberbank or a joint developer fails to develop the software in a timely fashion or at all, we may not be able to deliver certain features in our products as expected or we could be required to expend unexpected development costs to develop the software ourselves or to use cash to obtain it from another third party. As a result, our product introductions could be delayed or our offering of features could be reduced, which could affect our operating results. Our ability to release next generation versions of our products would be seriously harmed if this third party software is not available in a timely fashion, which could result in the decreased demand for our products and damage to our reputation as well as lost revenues and diverted development resources. Furthermore, Cyberbank or the joint developer may improperly use or disclose the software, which could adversely affect our competitive position. If Cyberbank or our manufacturing partners are unable to obtain sole source components from the sole suppliers or an alternative source or if the price for an alternative source is prohibitive, our ability to distribute products, and thus our financial condition and operations, would be seriously harmed.

         We rely on third party manufacturers to manufacture our handheld devices, and our reputation and results of operations could be adversely affected by our inability to control their operations. We outsource all of our manufacturing to our development partners Cyberbank and SSC that, in turn, contract with third parties, to fulfill such manufacturing obligations. We depend on these third party manufacturers to produce sufficient volume of our products in a timely fashion and at satisfactory quality levels. We also rely on our third party manufacturers to place orders with suppliers for the components they need to manufacture our products. If our third party manufacturers fail to produce quality products on time and in sufficient quantities, our reputation and results of operations would suffer. If they fail to place timely and sufficient orders with suppliers, our results of operations would suffer.

         Our reliance on third parties exposes us to the following risks:

         o unexpected increases in manufacturing costs;
         o less ability to rapidly adjust build plans in response to changing demand forecasts;
         o interruptions in shipments if one of our manufacturers is unable to complete production;
         o less ability to control quality of finished device products;
         o less ability to control delivery schedules;
         o unpredictability of manufacturing yield;
         o potential lack of adequate capacity; and
         o potential inability to control component availability and purchase commitments.

         Our products are manufactured in Korea and other areas overseas. Our distribution facilities are located in California. As a result, additional lead-time will be required to move products to customers. If we are shipping products near the end of the quarter, this extra time could result in us not meeting anticipated shipment volumes that quarter, which may negatively impact our results of operations.

         Disruption in air transportation as a result of the terrorist attacks in the United States in September 2001 and further enhanced security measures in response to the attacks may cause transportation delays and increases in our costs for both receipt of inventory and shipment of products to our customers. If these types of disruptions continue or increase, our results of operations could be adversely impacted.

         We use third parties to provide significant operational and administrative services, and our ability to satisfy our customers and operate our business will suffer if the level of services does not meet our requirements. We use third parties to provide services such as customer service, data center operations and desktop computer support, and facilities services. We also intend to rely on third parties to repair our products and provide technical support. Should any of these third parties fail to deliver an adequate level of service, our reputation and business could suffer.

         We intend to rely on distributors, retailers, and resellers to sell our products, and disruptions to these channels would adversely affect our ability to generate revenues from the sale of our handheld devices. We may not be able to retain or attract a sufficient number of qualified distributors, retailers and resellers. Our distributors, retailers and resellers may sell products offered by our competitors. If our competitors offer our distributors, retailers and resellers more favorable terms or have more products available to meet their needs, those distributors, retailers and resellers may de-emphasize or decline to carry our products or carry our competitors' products instead. Further, distributors, retailers and resellers may not recommend, or continue to recommend, our products. If we are unable to maintain successful relationships with distributors, retailers and resellers or to expand our distribution channels, our business will suffer.

         When we reduce the prices of our products to our distributors, retailers and resellers, we may have to compensate them for the difference between the higher price they paid to buy their inventory and the new lower prices. In addition, like other manufacturers, we are exposed to the risk of product returns from distributors, retailers and resellers, either through their exercise of contractual return rights or as a result of our strategic interest in assisting them in balancing inventories.

         Because we plan to sell our products primarily to distributors, retailers, and resellers, we may become subject to many risks, including risks related to their inventory levels and support for our products. The current economic environment is impacting many of our prospective distributors, retailers and resellers. The economic downturn could cause these distributors, retailers or resellers to modify their business practices, such as payment terms or inventory levels, which could in turn negatively impact our balance sheet or results of operations. If we are unable to supply our distributors, retailers and resellers with sufficient levels of inventory to meet customer demand, our sales could be negatively impacted.

         Distributors, retailers and traditional resellers experience competition from Internet-based resellers that distribute directly to end-user customers, and there is also competition among Internet-based resellers. We also intend to sell our products directly to end-user customers from our Website in the future as financing permits. These varied sales channels could cause conflict among our channels of distribution, which could seriously harm our revenues and results of operations.

         If we are unable to compete effectively with existing or new competitors, our resulting loss of competitive position could result in price reductions, fewer customer orders, reduced margins and loss of market share. We compete in the handheld device and convergent technologies markets. The markets for these products and services are highly competitive and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we do. These competitors may be able to respond more rapidly than us to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do. For example, several of these competitors sell or license server, desktop and/or laptop computing products in addition to handheld computing products and may choose to market and sell or license their handheld products at a discounted price or give them away for free with their other products. These competitors also may have longer and closer relationships with the senior management of enterprise customers who decide what products and technologies will be deployed in their enterprises. Moreover, these competitors may have larger and more established sales forces calling upon potential enterprise customers and therefore could contact a greater number of potential customers with more frequency. Consequently, these competitors could have a better competitive position than we do, which could result in potential enterprise customers deciding not to choose our products and services, which would adversely impact our business, financial condition and results of operations.

         We expect our competitors to continue to improve the performance of their current products and services and to introduce new products, services and technologies. If the products and services of our competitors are accepted, the demand for products based on our technologies could decrease. Software layer technologies, such as Java, might reduce our ability to attract software developers and differentiate our products. Successful new product introductions or enhancements by our competitors, or increased market acceptance of competing products, such as RIM devices or devices offered by our competitors, such as Palm, Handspring and Sony, could reduce the sales and market acceptance of our products and services, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We cannot be sure that we will have sufficient resources to make these investments or that we will be able to make the technological advances necessary to be competitive. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could seriously harm our business, financial condition and results of operations.

         If we fail to develop and introduce new products and services timely and successfully, we will not be able to compete effectively and our ability to generate revenues will suffer. We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop and introduce new products and services that our customers and end users choose to buy. If we are unsuccessful at developing and introducing new products and services that are appealing to end users with acceptable prices and terms, our business and operating results would be negatively impacted because we would not be able to compete effectively and our ability to generate revenues would suffer.

         The development of new products and services can be very difficult and requires high levels of innovation. The development process is also lengthy and costly. If we fail to anticipate our end users' needs and technological trends accurately or are otherwise unable to complete the development of products and services in a timely fashion, we will be unable to introduce new products and services into the market to successfully compete. We cannot assure you that we will be able to introduce new products on a timely or cost-effective basis or that customer demand for our products will meet our expectations. Demand for our products could be adversely affected if it is discovered that our products do not interoperate fully with new operating systems that may be developed, and additional development and technical support resources could be required to fix any incompatibilities which arise that could adversely affect our results of operations.

         We believe that the sales and marketing life cycle of our handheld products is generally 12 to 24 months or less. As such, we must:

         o continue to develop updates to our existing products and services or our existing products and services will quickly become obsolete;
         o manage the timing of new product introductions so that we minimize the impact of customers delaying purchases of existing products in anticipation of new product releases;
         o manage the timing of new product introductions to meet seasonal market demands;
         o manage the levels of inventories to minimize inventory write-offs;
           and
         o adjust the prices of our products and services over the course of their life cycles in order to increase or maintain customer demand for these products and services.

         If we do not correctly anticipate demand for our products, we could have costly excess production or inventories or we may not be able to secure sufficient quantities or cost-effective production of our handheld devices. The demand for our products depends on many factors and is difficult to forecast, in part due to the market for our products being relatively new, variations in economic conditions and relatively short product life cycles. As we introduce and support additional handheld device products and as competition in the market for our products intensifies, we expect that it will become more difficult to forecast demand. Significant unanticipated fluctuations in demand could adversely impact our financial results and cause the following problems in our operations:

         o If forecasted demand does not develop, we could have excess production resulting in higher inventories of finished products and components, which would use cash and could lead to write-offs of some or all of the excess inventories, increased returns and price promotion actions each of which could result in lower revenue or lower gross margins. In addition, we may also incur certain costs, such as fees for excess manufacturing capacity and cancellation of orders and charges associated with excess and obsolete materials and goods in our inventory, which could result in lower margins and increased cash usage.

         o If we do not correctly anticipate declines in demand, our future results of operations, liquidity and capital resources may be impacted. If demand increases beyond what we forecast, we may have to increase production at our third party manufacturers. We depend on our suppliers to provide additional volumes of components and those suppliers might not be able to increase production rapidly enough to meet unexpected demand or may choose to allocate capacity to other customers. Even if we are able to procure enough components, our third party manufacturers might not be able to produce enough of our devices to meet the market demand for our products. The inability of either our manufacturers or our suppliers to increase production rapidly enough could cause us to fail to meet customer demand.

         o Rapid increases or decreases in production levels could result in higher costs for manufacturing, supply of components and other expenses. These higher costs could lower our profits. Furthermore, if production is increased rapidly, manufacturing yields could decline, which may also lower our profits.

         Our operating results may be subject to fluctuations and seasonality, and if we fail to meet the expectations of securities analysts or investors, our share price may decrease significantly. Our operating results will be difficult to predict. Our future quarterly operating results may fluctuate significantly and may not meet our expectations or those of securities analysts or investors. If this occurs, the price of our stock would likely decline. Factors that may cause fluctuations in our operating results include the following:

         o Seasonality. Consumer buying traditionally is weaker in the first and third quarters of each fiscal year. We anticipate our revenues to fluctuate accordingly.

         o Economic Conditions. Demand for our products and services by consumers, individual business users as well as by enterprise customers is affected by economic conditions. In the current economic environment, demand is difficult to predict and revenue could fluctuate significantly from our forecasts. The terrorist attacks in the United States that occurred in September 2001 add further uncertainty to worldwide economic forecasts, including both end-user and enterprise demand.

         o Revenue Mix and Pricing. Our profit margins may differ among the products and services offered. In addition, the product mix and sales prices of our device products may affect profit margins in any particular quarter. The product mix and sales prices of our device products in a particular quarter will depend, in part, on the timing of new product introductions and the relative demand for different products in our product offerings. From time to time, we may offer price protection and other pricing and promotion programs to our resellers in connection with reductions in the prices of certain of our products, which may result in lower gross margins. We cannot anticipate with certainty when we will need to take these pricing and promotion actions, and our profit margins will fluctuate from quarter to quarter depending on the timing of such actions. In addition, as our business evolves and the mix of revenues from devices, licenses and services varies from quarter to quarter, our operating results will likely fluctuate.

         o New Product Introductions and Transitions. As we introduce new products and services, the timing of these introductions will affect our quarterly operating results. We may have difficulty predicting the timing of new product and service introductions and the user acceptance of these new products and services. If products and services are introduced earlier or later than anticipated, or if user acceptance is unexpectedly high or low, our quarterly operating results may fluctuate unexpectedly. In addition, we cannot predict the timing of new product and service introductions from our competitors or the level of market acceptance they will achieve. As a result, if a competitor introduces a product, users may delay purchasing our products while they wait for the release of our competitor's product or purchase our competitor's product instead of ours, which would cause our quarterly operating results to fluctuate unexpectedly.

         o Use of Purchase Orders with Customers. We intend to enter into long-term purchase contracts with our customers. If we are unable to obtain these long-term contracts, we may be required to enter into one-time purchase orders. If we rely on one-time purchase orders, we will not be able to predict with certainty incoming purchase orders, decreases in orders or failure to fulfill orders, which in turn, may cause our operating results to fluctuate.

         Demand for our products is partially dependent upon support from third party software and hardware developers. Decisions by customers to purchase our handheld device products, as opposed to competitive product offerings, are sometimes based on the availability of third party software, hardware, accessories and other expansion capabilities. In the future, we believe that in addition to our efforts to develop products, which provide expansion capabilities to handheld devices, the level of support from third party developers will become increasingly important. Because many of these third party developers are small companies, their operations and financial condition could be adversely affected by negative general economic conditions. Our operating results could suffer if third party developers cease to develop software or hardware for our products or focus their efforts on developing software or hardware for products offered by our competitors, especially if we are unable to offer attractive software, hardware, accessories and expansion capabilities.

         Our products may contain errors or defects, which could result in the rejection of our products and damage to our reputation, as well as lost revenues, diverted development resources and increased service costs and warranty claims. Our products are complex and must meet stringent user requirements. We must develop our software and hardware products quickly to keep pace with the rapidly changing handheld device market. Products and services as sophisticated as ours are likely to contain undetected errors or defects, especially when first introduced or when new models or versions are released. Our products may not be free from errors or defects after commercial shipments have begun, which could result in the rejection of our products, damage to our reputation, lost revenues, diverted development resources and increased customer service and support costs and warranty claims. Any of these results could harm our business. There have been reports of computer viruses and security gaps impacting handheld device operating systems. These viruses and security gaps and publicity about them may adversely impact sales of our products. In particular, if anti-virus protection and solutions for security gaps which users deem to be adequate are not developed to combat these viruses and security gaps, this could harm our business.

         If we fail to adequately evolve our systems and processes in a changing business environment, our ability to manage our business and results of operations may be negatively impacted. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures. If we fail to evolve our systems and processes, our ability to manage our business and results of operations may be negatively impacted. We use the Internet to communicate information. Interruptions in Internet availability and functionality could adversely impact our operation and results of operations.

         Our reputation and ability to generate revenues will be harmed if demand for our Internet services exceeds our telecommunications and network capacity. We may from time to time experience increases in our Internet services usage, which exceed our available telecommunications capacity and the capacity of our third party network servers. As a result, users may be unable to register or log on to our service, may experience a general slow-down in their Internet access or may be disconnected from their sessions. Excessive user demand could also result in system failures of our third party network servers' networks. Inaccessibility, interruptions or other limitations on the ability to access our service due to excessive user demand, or any failure of our third party network servers to handle user traffic, could have an adverse effect on our reputation and our revenues.

         If the security of our Website is compromised, our reputation could suffer and customers may not be willing to use our services, which could cause our revenues to decline. We intend to provide customer, sales support and e-commerce services through our Website as funding permits. A significant barrier to widespread use of electronic commerce sites and services sites is concern for the security of confidential information transmitted over public networks. Despite our efforts to protect the integrity of our Website, a party may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our operations and damage our reputation. Any such action could negatively affect our customers' willingness to engage in online commerce with us or purchase wireless services from us, which could harm our revenues and results of operations. In addition, we may be required to expend significant capital and other resources to protect against these security breaches or to alleviate problems caused by these breaches.

         We may not be able to maintain and expand our business if we are not able to hire, retain, integrate and motivate sufficient qualified personnel. Our future success depends to a significant extent on the continued contribution of our key executive, technical, sales, marketing, supply chain and administrative personnel. It also depends on our ability to expand, integrate and retain our management team. The loss of services of key employees could adversely affect our business, operating results or financial condition. Further, our Common Stock price per share has been, and may continue to be, extremely volatile. When our Common Stock price is less than the exercise price of stock options granted to employees, turnover may increase, which could harm our results of operations or financial condition. If we fail to retain, hire and integrate qualified employees and contractors, we will not be able to maintain and expand our business. In addition, we must carefully balance the size of our employee base with our anticipated revenue base. If our revenue or attrition levels vary significantly, our results of operations or financial condition could be adversely affected.

         The intellectual property underlying the majority of our products are owned by our manufacturing partners and third parties, and our manufacturing partners have not obtained patents covering the products distributed by us in the territories of the United States and Canada. Except for the rights to the flexible keyboard II, which will be jointly owned by SSC and us, we do not own the patents, trademarks and other intellectual property of the products that we distribute. As such, we do not control the protection and enforcement of such intellectual property rights. If our manufacturing partners and the owners of the intellectual property fail to protect or to enforce their intellectual property rights successfully, we could be precluded from distributing these products. Additionally, our manufacturing partners have not obtained patents for the products distributed by us for the territories of the United States and Canada. As a result, our manufacturing partners may not be able to protect and enforce its intellectual property rights in the United States and Canada. Under these circumstances, our competitive position, results of operation and financial condition could be materially and adversely affected. Our manufacturing partners and owners of such intellectual property may fail to detect infringement and may lose competitive position in the market before they do so. In addition, competitors may design around the protected intellectual property or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

         Third parties may claim in the future that our manufacturing partners or we are infringing their intellectual property, and we could suffer significant litigation expenses or be prevented from selling our products if these claims are successful. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. Third parties may claim that we, our manufacturers or customers are infringing or contributing to the infringement of their intellectual property rights, and we may be found to infringe or contribute to the infringement of those intellectual property rights and require a license to use those rights. We may be unaware of intellectual property rights of others that may cover some of our technology, products and services.

         Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. As distributors of our products, we may be limited in the actions that we may take to address these matters and we may be required to rely on our-manufacturing partners to protect the intellectual property underlying our products. There can be no assurance that measures taken by our manufacturing partners would be adequate or effective. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements or indemnify our customers or our sub-distributors. There is no assurance that we will be able to resolve any claims on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of our products.

         If third parties infringe our intellectual property, we may expend significant resources enforcing our rights or suffer competitive injury. Our success with respect to the flexible keyboard II depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks and trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to protect or to enforce our intellectual property rights successfully, our competitive position could suffer, which could harm our operating results.

         We intend to file patent and trademark registration applications with respect to our flexible keyboard II and any other products that we may in the future develop and own. Competitors may challenge the validity or scope of these patent applications or trademark registrations. In addition, these patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and police our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

         Our future results could be harmed by economic, political, regulatory and other risks associated with international sales and operations. Since we intend to sell our products worldwide and our manufacturing occurs primarily in Asia, our business is subject to risks associated with doing business internationally. We anticipate that revenues from international operations will represent an increasing portion of our total revenues over time. In addition, several of the facilities where our devices are manufactured and distributed are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

         o    changes in foreign currency exchange rates;
         o changes in a specific country's or region's political or economic conditions, particularly in emerging markets;
         o trade protection measures and import or export licensing requirements;
         o    potentially negative consequences from changes in tax laws;
         o difficulty in managing widespread sales and manufacturing operations;
         o difficulty in managing a geographically dispersed workforce in compliance with diverse local laws and customs; and
         o    less effective protection of intellectual property.

         We are subject to changes in demand for our products resulting from exchange rate fluctuations that make our products relatively more or less expensive in international markets. If exchange rate fluctuations occur, our business could be harmed by decreases in demand for our products or reductions in gross margins.

         We may pursue strategic acquisitions and investments, which could have an adverse impact on our business if unsuccessful. We may consider acquisition or consolidation opportunities that could provide us with additional products or services. Acquisitions could result in difficulties assimilating acquired operations and products, and result in the diversion of capital and management's attention away from other business issues and opportunities. Integration of acquired companies may result in problems related to integration of technology and management teams. We may not successfully integrate operations, personnel or products that we have acquired or may acquire in the future. If we fail to successfully integrate acquisitions, our business could be materially harmed. In addition, our acquisitions may not be successful in achieving our desired strategic objectives, which would also cause our business to suffer. These transactions may result in the diversion of capital and management's attention away from other business issues and opportunities.

         Business interruptions could adversely affect our business. Our operations and those of our suppliers and customers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, wars and other events beyond our control. Our facilities and those of our suppliers and customers in the State of California may be subject to electrical blackouts as a consequence of a shortage of available electrical power. Such electrical blackouts could disrupt the operations of our affected facilities and those of our suppliers and customers. Any such losses or damages incurred by us could have a material adverse effect on our business.

         We may be subject to product liability or other claims incidental to operating a business and we are not covered by insurance. Currently, we have obtained directors and officers liability insurance. We do not have property and general liability insurance, professional liability insurance, business interruption insurance and other insurance coverage typically obtained by operating businesses. We intend to obtain such coverage in amounts deemed adequate by management when cash flow permits. There is no assurance that we will be able to achieve the cash flow necessary to obtain insurance coverage, or that such coverage will be sufficient for our needs. If we become subject to a claim prior to obtaining such policies, or if we become subject to a claim in amounts greater than our policy coverage, our financial condition may be materially adversely affected.

Risks Related to the Securities Markets and Ownership of Our Common Stock
-------------------------------------------------------------------------

         Our Common Stock price may be subject to significant fluctuations and volatility. There is currently a limited public market for the Common Stock. Holders of our Common Stock may, therefore, have difficulty selling their Common Stock, should they decide to do so. Among the factors that could affect our stock price are:

         o    quarterly variations in our operating results;
         o changes in revenues or earnings estimates or publication of research reports by analysts;
         o    speculation in the press or investment community;
         o strategic actions by us or our competitors, such as new product announcements, acquisitions or restructuring;
         o    actions by institutional shareholders;
         o    general market conditions; and
         o domestic and international economic factors unrelated to our performance.

         In addition, the stock markets in general, and the markets for high technology stocks in particular, have experienced high volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Common Stock.

         Provisions in our charter documents and Nevada law may delay or prevent acquisition of us, which could decrease the value of your shares. Our Articles of Incorporation and bylaws and Nevada law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. Our board of directors has the right to issue preferred stock without shareholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer and, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of us. Nevada law also imposes some restrictions on mergers and other business combinations between us and any holder of 10% or more of our outstanding Common Stock. The inclusion of the "anti-takeover" provisions in our Articles of Incorporation may delay, deter or prevent a takeover of us which the shareholders may consider to be in their best interests, thereby possibly depriving holders of our securities of certain opportunities to sell or otherwise dispose of their securities at above-market prices, or limit the ability of shareholders to remove incumbent directors as readily as the shareholders may consider to be in their best interests.

         Disclosure Relating to Low-Priced Stocks. Our Common Stock is currently listed for trading in the Over-The-Counter Market quoted on the NASD Electronic Bulletin Board, or the Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to non-NASDAQ companies whose Common Stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if we have been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded on the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) for companies whose shares are traded on in the Over-The-Counter Market to obtain needed capital.

         Control by Principal Stockholders. Two of our principal shareholders, including Cyberbank, directors and executive officers and their affiliates control the voting power of approximately 28.1% of the outstanding Common Stock. As a result of such Common Stock ownership, such persons will be in a position to exercise significant control with respect to our affairs and the election of directors. Furthermore, if we form a joint venture with PCHL and PCHL elects to convert its joint venture holdings into 65% of the outstanding and issued shares of our Common Stock (on a fully diluted basis), PCHL will be in a position to exercise significant control with respect to our affairs. PCHL will also be entitled to designate 4 of the 7 members on our board of directors.

         Certain Registration Rights. In connection with certain sales of our securities, we agreed to register shares of our Common Stock for sale in accordance with the registration requirements of the Securities Act of 1933, as amended, or the Securities Act. None of the currently issued and outstanding Common Stock is the subject of future registration statements pursuant to the terms of such agreements. Currently outstanding options, warrants and convertible debentures issued to certain consultants and employees to purchase up to 435,000 shares of Common Stock are either the subject of current registration statements or have certain registration rights. Any such registration statement may have a material adverse effect on the market price for our Common Stock resulting from the increased number of free trading shares of Common Stock in the market. There can be no assurances that such registration rights will not be enforced or that the enforcement of such registration rights will not have a material adverse effect on the market price for the Common Stock.

         Shares Eligible for Future Sale; Issuance of Additional Shares. Future sales of shares of Common Stock by our shareholders and us could adversely affect the prevailing market price of the Common Stock. There are currently 12,898,074 shares of Common Stock, which are free trading shares or are eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Further, up to 3,980,000 shares underlying certain convertible debentures may be the subject of future registration statements pursuant to the terms of certain agreements between us and certain of our shareholders. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could have a material adverse effect on the market price of the Common Stock. Pursuant to our Articles of Incorporation, we have has the authority to issue additional shares of Common Stock and Preferred Stock. The issuance of such shares could result in the dilution of the voting power of the currently issued and outstanding Common Stock.

         Lack of Dividends on Common Stock. We have paid no dividends on our Common Stock to date and there are no plans for paying dividends on the Common Stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the expansion of our business.

         Limitations on Director Liability. Our Articles of Incorporation provides, as permitted by governing Nevada law, that our directors shall not be personally liable to us or our shareholders for monetary damages for breach of fiduciary duty as a director, with certain exceptions. In addition, our Articles of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Nevada law. Further, we have entered into indemnification agreements with all of our executive officers and directors, and some of our employees. These agreements may discourage shareholders from bringing suit against a director for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by shareholders on behalf of us against a director.

         Transactions with Affiliates; Conflicts of Interest. We have entered into certain financial agreements with certain affiliates. Our management believes that these agreements were negotiated at arms' length. However, the enforcement of these agreements may create conflicts of interests in the event of a dispute between us and any such parties. Although our management intends to use its best efforts to mitigate any such conflicts of interests, there can be no assurances that our management will be able to mitigate such conflicts of interest successfully.

Item 2.  Description of Properties.
-----------------------------------

         We lease office space located at 5375 Mira Sorrento Place, Suite 290, San Diego, California 92121, which serves as our principal executive offices. The lease commenced on August 1, 2001, and expires 12 months thereafter. We pay a monthly base rent of $8,455.

         We also occupy office space located at 837 West Hastings Street, Suite 207, Vancouver, Canada V6C-1B6, pursuant to an oral agreement between us and the owner, which is an affiliate of Carlos Lau, a principal shareholder. We pay no rent.

Item 3.  Legal Proceedings.
---------------------------

         FutureCom. We received a demand letter dated June 13, 2001, from FutureCom Global, Inc., or FutureCom. The demand letter relates to a Tri-Party Agreement by and among us, FutureCom and Cyberbank Corp. dated February 9, 2001 and a related Subdistributor Agreement between FutureCom and us, dated November 15, 2000. The demand letter, among other things, seeks a full refund of all monies paid with respect to 1,000 units of personal digital assistants ordered from Cyberbank, in the amount of approximately $800,000. We are investigating our rights and obligations with respect thereto. Based on the information currently available to us, we are unable to evaluate the likelihood of an unfavorable outcome, if FutureCom should commence a legal proceeding against us with respect to this dispute. If FutureCom elects to commence a legal proceeding against us, we intend to vigorously defend against such legal proceeding.

         Euromerica. We have been sued in the Supreme Court of British Columbia. The title of the case, filed on or about June 26, 2001, is Euromerica Capital Group, Inc. v. PC-EPhone Canada Enterprises, Inc., d/b/a PC- EPhone, Inc., PC-EPhone, Inc., Douglas Yee and Negar Towfigh, Supreme Court of British Columbia, Vancouver Registry No. S013585. The Further Amended Statement of Claim filed on January 25, 2002, alleges that Euromerica entered into a contract with us, the terms of which were partly oral and partly in writing, whereby Euromerica would provide us with technical analysis, a combined press campaign concept and investor relations for the German market place and dissemination services in Germany. Euromerica alleges that we breached an agreement by failing to make payments to Euromerica in the sum of $39,910. We have filed a responsive pleading denying liability and raising affirmative defenses, and we have also filed a Counterclaim against Euromerica seeking declaratory relief and damages. We intend to vigorously defend against the Further Amended Statement of Claim and to pursue the claims stated in our Counterclaim.

         Except as set forth above, we are not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on our business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of our security holders during the year ended December 31, 2001.


                                     PART II
Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

         As of May 1, 2002, our authorized capital stock consisted of 50,000,000 shares of Common Stock, par value $0.001 per share, or the Common Stock, and 1,000,000 shares of preferred stock, par value $0.01 per share, or the Preferred Stock. As of May 1, 2002, there were issued and outstanding 16,957,174 shares of Common Stock and options and warrants to purchase 1,430,000 shares of Common Stock, of which 342,500 are exercisable as of the date of this Report. Further, we may be obligated to issue up to an additional 3,980,000 shares of Common Stock in connection with certain convertible subordinated debentures issued to Cyberbank and other investors.

         Our Common Stock is quoted on the Bulletin Board under the symbol "PCPH." The first trade of our Common Stock on the Bulletin Board occurred on April 4, 2000. Since November 21, 2000, our Common Stock has also been listed on the third segment of the Frankfurt Stock Exchange under the trading symbol "NL1" and its WKN number is 589 864.

         The following table sets forth the quarterly high and low closing sale prices for the Common Stock for the periods indicated below, based upon quotations between dealers, without adjustments for stock splits, dividends, retail mark-ups, mark-downs or commissions, and therefore, may not represent actual transactions:

                                                      High              Low
                                                      ----              ---
Year Ending December 31, 2002

1st Quarter                                           $0.67             $0.205

Year Ended December 31, 2001

4th Quarter                                           $0.86             $0.37
3rd Quarter                                           $2.10             $0.34
2nd Quarter                                           $6.125            $2.75
1st Quarter                                           $6.531            $5.625

Year Ended December 31, 2000

4th Quarter                                           $6.469            $5.00
3rd Quarter                                           $5.063            $3.50
2nd Quarter (April 4 - June 30, 2000)                 $10.125           $0.75


         The closing sale price of the Common Stock on May 1, 2002, was $0.16.

         Our transfer agent is Computershare Investor Services located at 350 Indiana Street, Suite 800, Golden, Colorado 80401, (303) 262-0600.

Dividend Policy
---------------

         We have not declared or paid any dividend since inception. We do not anticipate that any dividends will be declared or paid in the future.

Recent Issuances of Unregistered Securities
-------------------------------------------

         During the year ended December 31, 2001, we issued unregistered securities to the persons and in the transactions set forth below. We believe that all of the foregoing issuances were made in transactions exempt under
Section 4(2) of the Securities Act.

         $550,000 Debenture Offering. On August 8, 2001, we closed a subordinated convertible debenture offering for a total aggregate amount of $550,000. The debentures bear interest at rate of 6% per annum payable on a quarterly basis, until conversion or their maturity date, August 8, 2002. The holder of the debentures may voluntarily convert the unpaid principal and accrued interest on the debentures at $0.50 per share. We may also demand conversion of the debentures at $0.25 per share, if our Common Stock closes at or above $3.75 per share for ten consecutive trading days. However, if our Common Stock closes at above $5.75 per share for ten consecutive trading days, we may demand conversion at $0.50 per share. We have agreed to file a registration statement covering the shares underlying the debentures after the date of the earlier of (a) the conversion of all the debentures, or (b) the maturity date. Douglas Yee, our Chief Financial Officer and cousin to Carlos Lau, who is one of our principal shareholders, purchased $50,000 of the debentures. Our employees are holders of $167,500 of the debentures. Carlos Lau and his brother, Jorge Lau Yook, hold $66,250 and $100,000 of the debentures, respectively.

         Cyberbank Debenture. On September 28, 2001, Cyberbank agreed to purchase a minimum of three subordinated convertible debentures in the amount of $150,000 each for an aggregate minimum purchase price of $450,000 on each of October 15, 2001, November 1, 2001 and December 1, 2001. Cyberbank also has the option of purchasing a subordinated convertible debenture of up to the amount of $250,000. As of November 8, 2001, Cyberbank had purchased debentures in the aggregate principal amount of $190,000. The debentures as negotiated mature on November 8, 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. The debentures bear no interest, unless we default on the terms of such debentures, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The holder of the debentures may convert the debentures into shares of our Common Stock at a price of $0.50 per share at any time prior to the maturity date. We have agreed to file a registration statement covering the Common Stock underlying the debentures after the date of the earlier of (a) the conversion of all of the debentures or (b) the maturity date. We have not obtained the letters of credit and purchase orders for the PC-EPhone 1.0 as required under this debenture. We anticipate renegotiating the terms of the debentures, if we implement our proposed business plan with PCHL.

         $3.00 Offering. On April 30, 2001, we closed an offering of 108,333 shares of our Common Stock to three accredited investors at a purchase price of $3.00 per share for gross proceeds $325,000 and net proceeds of $319,750. We paid $5,250 as finder's fees to Global Securities Inc., a registered broker dealer. On April 30, 2001, the closing sale price of our Common Stock was $5.88 per share.

         $0.50 Offering. On November 16, 2001, we sold 300,000 shares of our Common Stock to an accredited investor at a purchase price of $0.50 per share. On November 16, 2001, the closing sale price of our Common Stock was $0.80 per share.

         Transactions with Consultants. On April 23, 2002, we issued 10,000 shares of restricted Common Stock and options to purchase 40,000 shares of our Common Stock, at an exercise price of $2.00 per share and an expiration date of September 17, 2007, to a consultant pursuant to an agreement dated July 18, 2001, in consideration for certain investment banking, finders and other services performed by the consultant during the period commencing on July 18, 2001 and ending on September 17, 2001. We may be obligated to pay a bonus of up to $100,000 if we obtain equity financing through the efforts of the consultant. We may elect not to receive investment banking services from the consultant upon fifteen (15) days notice. We have not paid any additional compensation to the consultant with respect to the receipt of equity financing through this consultant's efforts.

         On April 23, 2002, we issued 95,135 shares of our Common Stock to Aware Financial USA, Inc., for certain investor relations services rendered during the period commencing January 1, 2002, and ending on March 31, 2002, pursuant to an agreement dated January 1, 2002. We have agreed to issue an additional 44,053 shares of our Common Stock to Aware Financial USA for services rendered during the period commencing April 1, 2002 and ending on April 30, 2002. This agreement was terminated effective April 30, 2002.

         On July 25, 2001, we issued 11,539 shares of our Common Stock as repayment of debt in the amount of $9,000 for certain services rendered by a consultant during the period commencing on June 1, 2001 to June 30, 2001. On July 25, 2001, the closing sale price of our Common Stock was $0.83 per share.

         During 2001, we issued 11,539 shares of our Common Stock and granted other options to various consultants to purchase up to 435,000 shares of our Common Stock at a weighted average exercise price of $1.93 per share. In the first quarter of 2002, we issued no shares of our Common Stock and granted options to various consultants to purchase up to 60,000 shares of our Common Stock at a weighted average exercise price of $0.50 per share.

         Directors, Officers and Employees. During the year ended December 31, 2001, we issued no shares of our Common Stock and granted options to purchase up to 1,095,000 shares of Common Stock at a weighted average exercise price of $0.50 per share, as compensation to certain of our directors, executive officers and employees. In the first quarter of 2002, we issued no shares of our Common Stock and granted options to various directors, executive officers and employees to purchase up to 35,000 shares of our Common Stock at a weighted average exercise price of $0.50 per share.

         Creditors. On April 11, 2002, one of our creditors agreed to convert our obligations under a promissory note in the principal amount of $100,000 into 220,000 shares of Common Stock and 100,000 Common Stock purchase warrants at an exercise price of $0.50 per share. 50,000 of the warrants vest on April 11, 2003 and 50,000 warrants vest on April 11, 2004. The warrants expire on April 12, 2004. On April 11, 2002, the closing sale price of our Common Stock was $0.235 per share.

         On November 16, 2001, one of our creditors agreed to convert $102,500 of our debt obligations into 205,000 shares of Common Stock at a conversion price of $0.50 per share. On November 16, 2001, the closing sale price of our Common Stock was $0.80 per share.

         On December 31, 2001, one of our creditors agreed to convert $90,000 of our debt obligations into 180,000 shares of Common Stock at a conversion price of $0.50 per share. On December 31, 2001, the closing sale price of our Common Stock was $0.50 per share.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

         Certain statements in this Annual Report on Form 10-KSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PC-EPhone, Inc., a Nevada corporation and its subsidiaries (collectively referred to in this Report as "we," "us" or "our") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview of Business Plan
-------------------------

         We are a convergence technology company with distribution rights to several products manufactured by third parties, including the "PC-EPhone 1.0," our handheld computer products, such as the PC-E PDA and the MIA Pocket PC, and the flexible keyboard. We were originally formed to explore and develop oil and gas properties. On August 18, 2000, we abandoned the oil and gas exploration business and began to pursue opportunities in the wireless convergent technology market. On November 6, 2000, we obtained the distribution rights to the PC-EPhone 1.0 and focused on distributing the PC-EPhone 1.0 in the United States and Canada.

         In 2001, we adopted a new business plan to develop this company into a convergence technology company with a broad base of convergence technology product offerings. On July 1, 2001, we hired David Meltzer, our Chief Executive Officer, to implement our new business plan.

         Under our new business plan, we intend to market our products to the following three markets: (i) hardware and accessories; (ii) applications; and
(iii) networks. We are relying on the sales of our hardware, accessories and software applications integrated into our handheld computer devices to generate revenues in the near future. We anticipate launching our wireless products and generating revenues from wireless networks if we receive government approval and carrier acceptance of our current and future wireless products.

         Although we have made discrete sales of products to our sub-distributors in the United States and Israel for marketing and testing purposes, we have not launched distribution of any of our products, as of the date of this Report and have made very limited sales of our products. We intend to commence distribution of our products, other than the PC-EPhone Products, upon receipt of at least $3,500,000 dollars in financing, and, in the case of the PC-EPhone Products, upon receipt of carrier acceptance and governmental approvals, where applicable. In anticipation of furthering our business plan as a convergence technology company, we have developed relationships with network operators and application providers. We are also in the process of co-developing certain products with our manufacturing partners. We do not manufacture our own products and rely upon independent third parties to manufacture our products.

         On March 27, 2002, we entered into an agreement with PCHL whereby we would agree to form a joint venture with PCHL's wholly owned subsidiary, WCL. PCHL is a telecommunications, electrical design and distribution company based in Ireland. If formed, the joint venture entity would distribute our products on a worldwide basis, subject to certain exclusions. We would own 15% of the joint venture entity. The remaining 85% would be owned by PCHL.

         Upon formation of the joint venture, we would agree to contribute all of our rights and obligations under any future distribution agreements that we enter into with Cyberbank or SSC for the territories of Europe, the Middle East, Africa and China. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of our issued and outstanding Common Stock at the time of conversion. Upon conversion, PCHL would be entitled to appoint 4 of the 7 members on our board of directors and WCL and the joint venture entity would become our wholly owned subsidiary.

         Under our agreement with Cyberbank, we have agreed to purchase an annual minimum of 500,000 units of the PC-EPhone 1.0. Additionally, we have agreed to place two binding purchase orders for a total of $25,300,000, to be paid with cash of $2,000,000 on May 21, 2001, and letters of credit totaling $23,300,000. We have not made the $2,000,000 payment. In addition, we have issued $550,000 principal amount of convertible debentures, which mature in August 2002 and $190,000 of subordinated convertible debentures, which mature in November 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. We have outstanding $142,000 of unsecured loans bearing interest at the rate of 4.37% per annum and $398,087 of unsecured, non-interest bearing loans payable on demand, as of the date of this Report. Further, as of May 1, 2002, we owed approximately US $160,000 with respect to the bridge loan facility with PCHL. The principal amount of the loan accrues interest at a rate of 7% per annum, and is secured by a lien on our assets. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier.

         We have had very limited income from our new business operations. In order to implement our business plan, launch the distribution of our products, provide the prospect of future revenues and repay our outstanding debt, we will need significant amounts of financing or business partners who will be able to provide us with the necessary financing. We anticipate that we will need to obtain $3,500,000 in order to launch the commercial distribution of our products. Our failure to receive such additional financings or to find such business partners could have a material adverse effect upon our financial condition and our ability to continue to operate.

         In addition, our PC-EPhone 1.0 product has not received network carrier approval and our PC-EPhone 2.0 GSM/GPRS has not received government or network carrier approval for commercialization. Even if we are able to obtain financing and launch our products, recent economic downturns in the general economy, and particularly in the wireless communications industry, reflect trends that may have an adverse effect on our ability to implement our business plan.

Results of Operations
---------------------

         Results of Operations for the Years Ended December 31, 2001 and 2000. We generated sales of $3,984 and $872,000 during the years ended December 31, 2001 and 2000, respectively, which related to sales of sample devices of the PC-EPhone 1.0 and other products, including MIAs and accessories. We made all of our sales in 2000 to our former subdistributor and all of our sales in 2001 to our current subdistributors and to end-user customers. The decrease in sales in 2001 related to the termination of our relationship with a former subdistributor in 2001.

         Cost of sales decreased to $3,620 during the year ended December 31, 2001 from $800,000 during the year ended December 31, 2000. Cost of sales during the years ended December 31, 2001 and 2000 primarily related to the cost of purchasing sample devices and other accessories from our manufacturers.

         Selling, general and administrative expenses during the year ended December 31, 2001 increased to $2,125,152 from $465,077 during the year ended December 31, 2000. The increase primarily related to the change of our business plan at the end of 2000 and the related building of our infrastructure to enable us to implement our new business plan to commercialize our products. This change in selling, general and administrative expenses in 2001 from 2000 primarily included increases in: (i) marketing and travel expenses necessary to promote our PC-EPhone Products, including our attendance in 2001 at various electronics trade shows in the United States and Europe and the purchase of test devices and accessories for potential customers of our products; (ii) fees and non-cash expenses associated with the granting of options to consultants related to the development of distribution networks for our products and investor relations;
(iii) salaries and related costs associated with a larger executive and marketing staff to develop and promote new products, establish distribution networks for our products and seek to obtain network carrier approvals for our products; (iv) overhead expenses arising from our expanded infrastructure and staff; and (v) legal and accounting expenses related to new business operations, financings and public reporting obligations.

         Amortization of distribution rights increased to $1,318,604 during the year ended December 31, 2001 from $219,767 during the year ended December 31, 2000. These amounts related to the amortization of our distribution rights obtained from Cyberbank.

         Net interest expense during the year ended December 31, 2001 was $516,359, as compared to net interest income of $1,156 for the year ended December 31, 2000. Net interest expense during the year ended December 31, 2001 primarily related to the beneficial fixed conversion features of our subordinated convertible debentures issued in August 2001.

         During the year ended December 31, 2000, we recognized a gain on settlement of debts with certain of our trade creditors and shareholders of $18,008, and also incurred exploration and development expenses of $21,960 and a write-off of oil and gas property, which expenses related to our former oil and gas exploration business operations. These items were non-recurring during the year ended December 31, 2001.

         As a result of the foregoing, we incurred a net loss of $3,959,751, or $0.24 per share, during the year ended December 31, 2001, as compared to a net loss of $688,640, or $0.06 per share, during the year ended December 31, 2000. We incurred a loss from operations of $3,443,392 during the year ended December 31, 2001, as compared to a loss from operations of $612,844 during the year ended December 31, 2000.

         Liquidity and Capital Resources. We have historically financed our operations through working capital provided from operations, private placements of equity and debt securities and loans. In 2001, we received proceeds of $757,500 through private placements of debt and equity securities and received approximately $765,087 from advances payable ($232,500 of which were converted into convertible debentures). We have had very limited income from our new business operations.

         In 2000 and 2001, we issued an aggregate of 408,333 shares of our Common Stock resulting in net proceeds of $469,750.

         In August 2001, we issued convertible debentures to certain persons, including our directors, executive officers and a principal shareholder resulting in net proceeds of $550,000, of which $232,500 was converted from advances payable. These convertible debentures mature in August 2002.

         In November 2001, we issued $190,000 of subordinated convertible debentures to Cyberbank. These convertible debentures mature in November 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. Cyberbank agreed to purchase an additional $510,000 of the debentures, but has not made payments to us in a timely manner under the agreement.

         In November 2001, one of our creditors agreed to convert $102,500 of our debt obligations into 205,000 shares of Common Stock at a conversion price of $0.50 per share. In December 2001, one of our creditors agreed to convert $90,000 of our debt obligations into 180,000 shares of Common Stock at a conversion price of $0.50 per share. In April 2002, we agreed to issue 220,000 shares of Common Stock and warrants to purchase up to 100,000 shares of Common Stock in settlement of a debt obligation in the principal amount of $100,000, plus accrued interest on such amount.

         In April 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of the date of this Report, we have received US $160,332 under the bridge loan facility.

         At December 31, 2001, the ratio of current assets to current liabilities was 0.05 to 1.00 compared to 0.42 to 1.00 at December 31, 2000. As of December 31, 2001, we had a working capital deficit of $1,650,987 and an accumulated deficit of $4,916,887.

         Cash and cash equivalents and short-term investments were $4,807 as of December 31, 2001, as compared to $81,780 as of December 31, 2000. This decrease was primarily attributable to net cash used in operations and investing activities, net of cash provided by financing activities, during 2001.

         As of December 31, 2001, we had borrowings in the aggregate amount of $1,200,087 As of December 31, 2000, we had borrowings in the aggregate amount of $120,000. The increase in borrowings related to increases in advance payables and the issuance of the convertible debentures in 2001.

         Net cash used in operating activities was $1,543,153 and $115,055 for the years ended December 31, 2001 and 2000, respectively.

         Net cash used in operating activities during the year ended December 31, 2001 primarily consisted of net losses and increases in receivables and prepaid expenses and deposits, offset by depreciation of property and equipment and amortization of our distribution rights related to the PC-EPhone products, interest related to the beneficial fixed conversion features of our convertible debentures, allowances for bad debts, increases in accounts payable and accrued expenses and the payment in our securities (including common stock and options) of fees for services by consultants.

         Net cash used in operating activities during the year ended December 31, 2000 primarily consisted of net losses, gain on settlement of certain trade debts and increases in note receivables and prepaid expenses and deposits, offset by depreciation of property and equipment and amortization of our distribution rights related to the PC-EPhone products, increases in accounts and notes payable and write-off of oil and gas properties.

         Net cash used in investing activities was $57,010 and $27,324 for the years ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001, we utilized $34,821 to acquire property and equipment for our new business operations. We also incurred $22,189 in legal costs in connection with a potential acquisition. In the year ended December 31, 2000, we utilized $27,324 to acquire property and equipment for our new business operations.

         Net cash provided by financing activities was $1,522,587 and $219,750 during the years ended December 31, 2001 and 2000, respectively. In the year ended December 31, 2001 we received $507,500 from the proceeds of two convertible note financings in August and November 2001, $765,087 from the proceeds of certain unsecured, non-interest bearing loans payable on demand ($232,500 of which were converted into convertible debentures) and $250,000 from the proceeds of sales of our Common Stock. In the year ended December 31, 2000, we received $219,750 from the proceeds of sales of our Common Stock.

         Our consolidated financial statements filed with this Report include an explanatory paragraph in the accompanying related report of our independent auditors, which states that our net loss and negative cash flow from operations in 2001, and our accumulated deficit, as of December 31, 2001, among other matters, raise substantial doubt about our ability to continue as a going concern.

         Our ability to meet our operating and capital requirements and expand our business operations is currently dependent on financing from external sources. There can be no assurance that changes in our marketing, research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised through the sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we are not able to secure such additional financing or we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our business plan, which would have a material adverse effect on our business prospects and financial condition.

Impact of Inflation
-------------------

         We have not operated in a highly inflationary period, and our management does not believe that inflation has had a material effect on sales or expenses.

Recently Issued Accounting Pronouncements
-----------------------------------------

         In June 2001, the Financial Accounting Standards Board, or FASB, approved Statement of Financial Accounting Standards, or SFAS, No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. We did not have any goodwill as assets in 2001 or 2000. SFAS No. 142 also establishes a new method of testing goodwill and other intangible assets for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS No. 142 will result in the discontinuation of amortization of goodwill. We will be required to test intangible assets for impairment under the new standard beginning in 2002, which could have an adverse effect on our future results of operations if an impairment to our intangible assets occurs. The net book value of intangible assets at December 31, 2001 was $7,911,629. Amortization of the distribution rights to certain of the PC-EPhone products, our only intangible asset, for 2001 and 2000 was $1,318,604 and $219,767, respectively.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that the fair value of a liability associated with an asset retirement obligation be recognized in the period in which it is incurred, with the associated retirement costs capitalized as part of the carrying amount of the long-lived asset, and subsequently depreciated over its useful life. The adoption of SFAS No. 143 is not anticipated to have a material impact on our financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model based on the framework set forth in SFAS No. 121 for long-lived assets to be disposed of and clarifies certain issues related to SFAS No. 121. SFAS No. 144 supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We are required to adopt SFAFS No. 144 for fiscal year 2003. However, its early application is permitted. The adoption of SFAS No. 144 is not anticipated to have a material impact on our financial position or results of operations.

Critical Accounting Policies
----------------------------

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of financial statements require management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expense and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivables, inventories and impairment of intangibles. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. We believe that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements.

         Revenue Recognition. Revenue from product sales is recognized when the product has been shipped, and collection is reasonably assured. We do not allow products to be returned by our distributors.

         Inventory. We will write down our inventory, if necessary, by estimating the potential for future loss based on a variety of factors, including the quantity of particular items, their prospect for replacement or obsolescence and the difference between cost and market value. If actual market conditions were to be less favorable than those projected by management, inventory write-downs would be required.

         Allowance for Doubtful Accounts. Accounts and other receivables are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our clients dispute the amounts due to us, and, in other cases, our clients experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. A change in the factors used to evaluate collectibility could result in a significant change in the reserve needed. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer specific factors.

         Intangibles. Our balance sheet includes intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we will incur. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our business. As of December 31, 2000 and 2001, we had $9,230,233 and $7,911,629, respectively, of intangibles, accounting for 98% of our total assets at each of the respective dates. The determination of the value of such intangible assets requires management to make our estimates and assumptions that affect our consolidated financial statements.

Item 7.  Financial Statements.

         The financial statements required by this Item 7 are included elsewhere in this Report and incorporated herein by this reference.


                                              PC-EPHONE, INC. AND SUBSIDIARIES
                                                                      CONTENTS
                                                             December 31, 2001

------------------------------------------------------------------------------


                                                                       Page

INDEPENDENT AUDITOR'S REPORTS                                        F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                    F-4 - F-5

       Consolidated Statements of Operations                            F-6

       Consolidated Statements of Comprehensive Income                  F-7

       Consolidated Statements of Shareholders' Equity               F-8 - F-9

       Consolidated Statements of Cash Flows                        F-10 - F-11

       Notes to Consolidated Financial Statements                   F-12 - F-29

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors and Shareholders
PC-EPhone, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of PC-EPhone, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PC-EPhone, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, during the year ended December 31, 2001, the Company incurred a net loss of $3,959,751, and it had negative cash flows from operations of $1,543,153. In addition, the Company had an accumulated deficit of $4,916,887 as of December 31, 2001. These factors, among others, as discussed in
Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
-------------------------------------------
SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 10, 2002

-------------------------------------------------------------------------------
TERRY AMISANO LTD.                                            AMISANO HANSON
KEVIN HANSON, C.A.                                        CHARTERED ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
PC-EPhone, Inc.
(formerly Newlands Oil & Gas Inc.)

We have audited the accompanying consolidated statements of operations, comprehensive income, shareholders' equity and cash flows of PC-EPhone, Inc. (formerly Newlands Oil & Gas Inc.) for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2000 financial statements, the Company's ability to continue as a going concern is dependent upon its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with the Company's lack of an established source of revenue and other matters as set forth in Note 1, raise substantial doubt that the Company would be able to continue as a going concern. The financial statements did not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada                                        /s/ AMISANO HANSON
February 9, 2001                                         Chartered Accountants





750 WEST PENDER STREET, SUITE 604                 TELEPHONE:       604-689-0188
VANCOUVER CANADA                                  FACSIMILE:       604-689-9773
V6C 2T7                                           E-MAIL:         amishan@telus

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                              December 31, 2001

-------------------------------------------------------------------------------


                                     ASSETS

Current assets
     Cash                                                                  $         4,807
     Other receivables                                                              13,007
     Prepaid expenses and deposits                                                  68,419
                                                                           ----------------
         Total current assets                                                       86,233

Note receivable - officer, net of allowance of $20,000                                   -
Property and equipment, net                                                         48,564
Distribution rights, net of accumulated amortization of $1,538,371               7,911,629
Other assets                                                                        22,189
                                                                           ---------------
                  Total assets                                             $     8,068,615
                                                                           ===============




              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                              December 31, 2001
-------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                                   $        435,966
     Accrued expenses                                                            101,167
     Advances payable, including $120,000 to related parties                     360,087
     Note payable                                                                100,000
     Subordinated convertible notes payable, including $450,000
         to related parties                                                      740,000
                                                                        ----------------
              Total current liabilities                                        1,737,220
                                                                        ----------------
Commitments and contingencies

Shareholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         no shares issued and outstanding                                              -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         16,467,039 shares issued and outstanding                                 16,467
     Additional paid-in capital                                               11,032,112
     Committed common stock                                                      199,100
     Accumulated other comprehensive income                                          603
     Accumulated deficit                                                      (4,916,887)
                                                                        ----------------
              Total shareholders' equity                                       6,331,395
                                                                        ----------------
                   Total liabilities and shareholders' equity           $      8,068,615
                                                                        ================




              The accompanying notes are an integral part of these
                             financial statements.

                                              PC-EPHONE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                              For the Years Ended December 31,
------------------------------------------------------------------------------

                                                                                      2001               2000
                                                                                ---------------    -----------------
Sales                                                                           $         3,984    $        872,000

Cost of sales                                                                             3,620             800,000
                                                                                ---------------    -----------------
Gross profit                                                                                364              72,000
                                                                                ---------------    -----------------
Operating expenses
     General and administrative expenses                                              2,125,152             465,077
     Amortization of distribution rights                                              1,318,604             219,767
                                                                                ---------------    -----------------
         Total operating expenses                                                     3,443,756             684,844
                                                                                ---------------    -----------------
Loss from operations                                                                 (3,443,392)           (612,844)
                                                                                ---------------    ----------------
Other income (expense)
     Interest income                                                                      3,150               1,156
     Interest expense                                                                  (519,509)                  -
     Gain on settlement of debts                                                              -              18,008
     Exploration and development                                                              -             (21,960)
     Write-off of oil and gas property                                                        -             (73,000)
                                                                                ---------------    ----------------
      Total other income (expense)                                                     (516,359)            (75,796)
                                                                                ---------------    ----------------
Net loss                                                                        $    (3,959,751)   $       (688,640)
                                                                                ===============    ================
Basic and diluted loss per share                                                $         (0.24)   $          (0.06)
                                                                                ===============    ================
Basic and diluted weighted-average shares outstanding                                16,205,974          11,386,749
                                                                                ===============    ================




              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                               For the Years Ended December 31,
-------------------------------------------------------------------------------

                                                                  2001               2000
                                                            ---------------    ----------------
Net loss                                                    $    (3,959,751)   $       (688,640)

Other comprehensive income
     Foreign currency translation adjustment                            603                   -
                                                            ---------------    ----------------
         Comprehensive loss applicable to common
              shareholders                                  $    (3,959,148)   $       (688,640)
                                                            ===============    ================










              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               For the Years Ended December 31,

-------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                                             Other
                                Common Stock          Additional   Common Stock Committed    Compre-
                          ------------------------    Paid-in      ---------------------     hensive      Accumulated
                           Shares        Amount       Capital        Shares      Amount      Income         Deficit        Total
                          ----------  -----------  --------------  ----------  ---------   -----------   ------------   -----------
Balance, December
   31, 1999               10,047,167  $    10,047  $      140,661           -  $       -   $        -    $  (268,496)   $  (117,788)
Issuance of common
   stock for
     Debt settlement
       agreements          2,500,000        2,500         247,500                                                           250,000
     Acquisition of
       distribution rights 3,500,000        3,500       9,446,500                                                         9,450,000
     Cash                     75,000           75        224,925                                                            225,000
Stock offering costs                                       (5,250)                                                           (5,250)
Net loss                                                                                                    (688,640)      (688,640)
                          ----------  -----------  --------------  ----------  ---------   -----------   ------------   -----------
Balance, December
   31, 2000               16,122,167       16,122      10,054,336           -          -            -       (957,136)     9,113,322
Issuance of common
   stock for
     Accounts payable
       settlement
       agreement              11,539           12           8,988                                                             9,000
     Cash                    333,333          333         249,667                                                           250,000
Issuance of stock
   options for services
   rendered                                               212,721                                                           212,721
Interest from fixed
   conversion features
   of convertible
   notes payable                                          506,400                                                           506,400






              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                               For the Years Ended December 31,

-------------------------------------------------------------------------------

                                                                                            Accumulated
                                                                                             Other
                               Common Stock          Additional   Common Stock Committed     Compre-
                          -----------------------     Paid-in      ---------------------     hensive      Accumulated
                           Shares        Amount       Capital        Shares      Amount      Income         Deficit        Total
                          ----------  -----------  --------------  ----------  ---------   -----------   ------------   -----------
Shares of common
   stock committed
   for conversion of
   debt                                    $                 $        385,000  $ 192,500   $             $             $    192,500
Shares of common
   stock committed for
   services rendered                                                   10,000      6,600                                      6,600
Change in cumulative
   foreign currency
   translation
   adjustment                                                                                      603                          603
Net loss                                                                                                   (3,959,751)   (3,959,751)
                          ----------  -----------  --------------  ----------  ---------   -----------   ------------   -----------
Balance, December
   31, 2001               16,467,039  $    16,467  $   11,032,112     395,000  $ 199,100   $       603   $ (4,916,887) $  6,331,395
                          ----------  -----------  --------------  ----------  ---------   -----------   ------------   -----------





              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               For the Years Ended December 31,

-------------------------------------------------------------------------------

                                                                                      2001               2000
                                                                                ---------------    ----------------
Cash flows from operating activities
     Net loss                                                                   $    (3,959,751)   $       (688,640)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation of property and equipment                                     10,141               3,440
              Amortization of distribution rights                                     1,318,604             219,767
              Options issued for services rendered                                      212,721                   -
              Common stock committed for services rendered                                6,600                   -
              Interest on fixed conversion features                                     506,400                   -
              Allowance for bad debt                                                     20,000                   -
              Gain on settlement of debts                                                     -             (18,008)
              Write-off of oil and gas property                                               -              73,000
              (Increase) decrease in
                  Accounts receivable                                                         -               3,734
                  Other receivables                                                     (13,007)                  -
                  Prepaid expenses and deposits                                         (33,403)            (35,016)
                  Note receivable                                                             -             (20,000)
              Increase (decrease) in
                  Accounts payable                                                      287,375             219,168
                  Accrued expenses                                                      101,167                   -
                  Notes payable                                                               -             127,500
                                                                                ---------------    ----------------
                      Net cash used in operating activities                          (1,543,153)           (115,055)
                                                                                ---------------    ----------------
Cash flows from investing activities
     Purchase of property and equipment                                                 (34,821)            (27,324)
     Other assets                                                                       (22,189)                  -
                                                                                ---------------    ----------------
                      Net cash used in investing activities                             (57,010)            (27,324)
                                                                                ---------------    ----------------
Cash flows from financing activities
     Proceeds from advances payable                                                     765,087                   -
     Proceeds from convertible notes payable                                            507,500                   -
     Proceeds from sale of common stock                                                 250,000             219,750
                                                                                ---------------    ----------------
                      Net cash provided by financing activities                       1,522,587             219,750
                                                                                ---------------    ----------------
Cumulative translation adjustment                                                           603                  -
                                                                                ---------------    ----------------
                           Net increase (decrease) in cash                              (76,973)             77,371
Cash, beginning of year                                                                  81,780               4,409
                                                                                ---------------    ----------------

Cash, end of year                                                               $         4,807    $         81,780
                                                                                ===============    ================




              The accompanying notes are an integral part of these
                             financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               For the Years Ended December 31,

-------------------------------------------------------------------------------


                                                           2001          2000
                                                       -----------   ----------
Supplemental disclosures of cash flow information

     Interest paid                                     $     8,318   $        -
                                                       -----------   ----------

     Income taxes paid                                 $         -   $        -
                                                       -----------   ----------


Supplemental schedule of non-cash investing and financing activities During the year ended December 31, 2001, the Company:

o    converted accounts payable for $9,000 into 11,539 shares of common stock.

o committed to issue 385,000 shares of common stock for the conversion of advances payable for $192,500.

o    converted advances payable of $232,500 into convertible notes payable

o committed to issue 10,000 shares of common stock as payment for services rendered valued at $6,600.

During the year ended December 31, 2000, the Company:

o issued 2,500,000 shares of common stock at $0.10 per share as settlement of notes payable totaling $86,000 and accounts payable totaling $164,000.

o issued 3,500,000 shares of common stock at $2.70 per share as consideration for the acquisition of distribution rights valued at $9,450,000.


              The accompanying notes are an integral part of these
                             financial statements.

                                                PC-EPHONE, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               December 31, 2001
--------------------------------------------------------------------------------


NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         PC-EPhone, Inc. was incorporated in Nevada on June 17, 1998 as Newlands Oil & Gas, Inc. On December 15, 2000, its name was changed to PC-EPhone, Inc. PC-EPhone, Inc.'s common shares trade on the NASD Over-the-Counter Bulletin Board in the United States.

         PC-EPhone, Inc. holds the exclusive distribution rights in the United States and Canada for a wireless handheld device that can be used to perform Internet, personal computer, cellular phone, and organizer functions (the "PC-EPhone").


NOTE 2 - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company (as defined in Note 3) as a going concern. However, during the year ended December 31, 2001, the Company incurred a net loss of $3,959,751, and it had negative cash flows from operations of $1,543,153. In addition, the Company had an accumulated deficit of $4,916,887 as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of PC-EPhone, Inc. and its wholly owned subsidiaries, PC-EPhone Ltd. (a Bermuda company), PC-eSolutions, Inc. (a Delaware corporation), and PC-EPhone Canada Enterprises Inc. (a British Columbia, Canada company)(collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Revenue Recognition
         -------------------
         Revenue from product sales is recognized when the product has been shipped and collection is reasonably assured. The Company does not accept product returns from its distributors.

         For the year ended December 31, 2001, five sub-distributors and customers accounted for 34%, 23%, 20%, 13%, and 10% of the Company's sales. At December 31, 2001, there were not any accounts receivable due from these sub-distributors. For the year ended December 31, 2000, one sub-distributor accounted for 100% of the Company's sales. At December 31, 2000, there were not any accounts receivable due from this sub-distributor.

         Comprehensive Income
         --------------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities.

         Cash and Cash Equivalents
         -------------------------
         For purposes of the statements of cash flows, the Company considers all investments purchased with original maturities of three months or less to be cash equivalents.

         Property and Equipment
         ----------------------
         Property and equipment are stated at cost. Depreciation is provided using the straight-line method over estimated useful lives as follows:

            Office furniture and equipment                          5 years
            Computer equipment                                      4 years

         Web site development costs are expensed as incurred.

         Distribution Rights
         -------------------
         Distribution rights are recorded at the fair value of the non-cash consideration paid for these rights. The Company provides for amortization on a straight-line basis over the term of the distribution agreement (86 months).

         Impairment of Long-lived Assets
         -------------------------------
         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets.

         Fair Value of Financial Instruments
         -----------------------------------
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, other receivables, accounts payable, accrued expenses, and advances payable, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note receivable and notes payable also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

         Foreign Currency Translation
         ----------------------------
         Assets and liabilities of foreign subsidiaries are translated into United States dollars at fiscal year-end exchange rates. Income, expense, and cash flow items are translated at weighted-average exchange rates prevailing during the fiscal year. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive income within shareholders' equity.

         Advertising Expense
         -------------------
         The Company expenses advertising in the period the service was incurred. For the years ended December 31, 2001 and 2000, advertising expense was approximately $5,414 and $0, respectively.

         Income Taxes
         ------------
         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Loss Per Share
         --------------
         The Company utilizes SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive:

                                                                            For the Year Ended
                                                                                 December 31,
                                                                     -----------------------------------
                                                                           2001               2000
                                                                     ---------------    ----------------
             Options outstanding under the Company's stock
                 option plans                                              1,355,000                   -
             Warrants issued in conjunction with a distribution
                 agreement with Cyberbank                                          -           2,500,000
             Convertible notes payable                                     1,480,000                   -

         Estimates
         ---------
         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements
         -----------------------------------------
         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-Acquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this statement are to be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method for those business combinations is prohibited. This statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company does not expect adoption of SFAS No. 141 to have a material impact, if any, on its financial position or results of operations.

         -----------------------------------------
         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. It is effective for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued previously. The Company does not expect adoption of SFAS No. 142 to have a material impact, if any, on its financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived assets, except for certain obligations of lessees. This statement is not applicable to the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, and amends Accounting Research Bulletin No. 51, "Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The Company does not expect adoption of SFAS No. 144 to have a material impact, if any, on its financial position or results of operations.


NOTE 4 - NOTE RECEIVABLE - OFFICER

         At December 31, 2001, the Company maintained a note receivable from an officer. The note receivable is unsecured, non-interest-bearing, and due on demand. At December 31, 2001, the outstanding balance was fully reserved.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 consisted of the following:

                  Office furniture and equipment                $       28,549
                  Computer equipment                                    33,596
                                                                --------------
                                                                        62,145
                  Less accumulated depreciation                         13,581
                                                                --------------
                      Total                                     $       48,564
                                                                ==============

         Depreciation expense was $10,141 and $3,440 for the years ended December 31, 2001 and 2000, respectively.


NOTE 6 - DISTRIBUTION RIGHTS

         Cyberbank Corp.
         ---------------
         By a distribution agreement dated November 6, 2000 and amended February 8, 2001 with Cyberbank Corp. ("Cyberbank"), a Korean Corporation, PC-EPhone Ltd. was granted the exclusive right to market, distribute, and sell the PC-EPhone within the United States and Canada. On April 12, 2002, the distribution rights were transferred to PC-EPhone, Inc., the Nevada corporation.

         In consideration for these rights, the Company issued 3,500,000 shares of common stock valued at $2.70 per share to Cyberbank for total non-cash consideration of $9,450,000. As a condition for maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the product by the United States Federal Communications Commission, which occurred on April 27, 2001. The Company also granted Cyberbank warrants entitling Cyberbank to acquire 2,500,000 shares of common stock at $3.20 per share. These warrants were exercisable during the period from November 1, 2001 to December 31, 2001. In addition, PC-EPhone Ltd. agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totaling $23,300,000. As of December 31, 2001, the Company has not paid the $2,000,000 cash obligation that was due on May 21, 2001. The warrants expired on December 31, 2001 without being exercised.

         The term of this agreement ends December 31, 2007, but will automatically renew from year to year unless terminated earlier in accordance with the distribution agreement. The Company is currently renegotiating the distribution agreement. In September 2001, Cyberbank submitted an application to a wireless carrier to obtain wireless access for the PC-EPhone 1.0 on the carrier's networks. Cyberbank is still proceeding with the acceptance process.

         ---------------
         By a warrant agreement dated November 6, 2000, Cyberbank granted the Company warrants to purchase common stock at a price of $223.54 per share. The warrants were exercisable during the period from November 1, 2001 to December 31, 2001. The number of Cyberbank warrants to be issued to the Company is to be determined based on the following:

          o If the average trading price of the Company's common stock is greater than or equal to $6 per share, 35,789 Cyberbank warrants will be issued.

          o If the average trading price of the Company's common stock is less than $6 per share, then the number of Cyberbank warrants will be determined by multiplying 35,789 times the average trading price divided by $6.

         The average trading price of the Company's common stock means the average trading price of the common stock of the Company for the 20 trading days prior to November 1, 2001, which is determined based on the closing price on each trading day. The warrants expired on December 31, 2001 without being exercised.

         FutureCom Global, Inc.
         ----------------------
         By a sub-distributor agreement dated November 15, 2000 with FutureCom Global, Inc. ("FutureCom"), PC-EPhone Ltd. granted FutureCom the exclusive right to market, distribute, and sell the PC-EPhone within the United States and Canada.

         As a condition of maintaining these rights, FutureCom was required to purchase from PC-EPhone Ltd. a minimum of 250,000 units quarterly once Cyberbank had received written approval for the product by the United States Federal Communications Commission, which occurred on April 27, 2001. FutureCom had also agreed to issue two binding purchase orders to PC-EPhone Ltd. for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totaling $23,300,000. The term of this agreement ends December 31, 2007, but will automatically renew from year to year.

         On February 9, 2001, the Company, Cyberbank, and FutureCom entered into a tri-party agreement that clarified some of the terms of the contractual relationships among the three companies.

         On July 5, 2001, FutureCom's rights and obligations were terminated.


NOTE 7 - ADVANCES PAYABLE

         Advances payable at December 31, 2001 were unsecured, non-interest-bearing, and due on demand. $120,000 of the balance is payable to a company that is controlled by a shareholder of the Company.

NOTE 8 - NOTE PAYABLE

         Note payable at December 31, 2001 was unsecured, bearing interest at 12% per annum, and due on June 30, 2001. In April 2002, the note payable was converted into 220,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. 50,000 of the warrants vest on April 11, 2003, and 50,000 vest on April 11, 2004. All of the warrants expire on April 12, 2004.


NOTE 9 - SUBORDINATED CONVERTIBLE NOTES PAYABLE

         August 2001
         -----------
         During August 2001, the Company issued nine convertible promissory notes in exchange for $550,000, of which $450,000 was received from a director, two shareholders, a relative of a shareholder, and three employees of the Company and of which $232,500 was converted from advances payable. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory notes bear interest at 6% per annum, with interest due in November 2001, February 2002, and May 2002, and principal and unpaid interest are due at maturity in August 2002. The notes are convertible at the option of the holder at any time before maturity into shares of the Company's common stock at a conversion price of $1.25 per share during the first six months after the issuance of the notes and at a rate of $0.50 per share during the subsequent six-month period until the notes mature. If the Company's common stock trades for 10 consecutive trading days above $3.75 per share, the Company can demand conversion of the notes at 50% of the conversion price in effect at that time. If the Company's common stock trades for 10 consecutive trading days above $5.75 per share, the Company can demand conversion of the notes at the conversion price in effect at that time. The Company is in default on the February 2002 interest payment; however, it has obtained waivers from all lenders extending payment to May 2002. The notes are subordinate to the bridge loan from Process Control (Holdings) Limited dated April 8, 2002.

         In accordance with generally accepted accounting principles, the difference between the lowest conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recognized $495,000 as interest expense in the statement of operations for the year ended December 31, 2001.

         November 2001
         -------------
         On November 8, 2001, the Company received bridge financing from Cyberbank in the amount of $190,000 in the form of a subordinated convertible debenture (the "Cyberbank Debenture") providing for a total aggregate amount of up to $700,000 to the Company to be received as follows: $150,000 on or before October 15, 2001, $150,000 on or before November 1, 2001, up to $250,000 on or before November 15, 2001, and $150,000 on or before December 1, 2001.

         -------------
         The Cyberbank Debenture as currently negotiated matures in one year from the date of receipt of the funds and is non-interest-bearing unless the Company defaults on one of the terms of the Cyberbank Debenture, in which case any amounts owing would bear interest at 10% per annum from the date of default until repayment, or such time as the event of default is cured. In addition, an event of default permits Cyberbank to demand full repayment of the debenture immediately. The funds are voluntarily convertible by Cyberbank into the Company's common stock at a price of $0.50 per share at any time before the Cyberbank Debenture matures. The Company cannot force conversion. To date, the Company has received $190,000 from Cyberbank. In December 2001, the Company defaulted on the Cyberbank debenture. The Cyberbank Debenture is subordinate to the bridge loan from Process Control (Holdings) Limited dated April 8, 2002.

         In accordance with generally accepted accounting principles, the difference between the conversion price and the Company's stock price on the date of issuance of the notes is considered to be interest expense. It is to be recognized in the statement of operations during the period from the issuance of the debt to the time at which the debt first becomes convertible. In connection with the issuance of the notes, the Company recognized $11,400 as interest expense in the statement of operations for the year ended December 31, 2001.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         Leases
         ------
         The Company leases its offices and facilities through a lease expiring in August 2002 with monthly rent of $8,455. Rent expense was $53,630 and $5,229 for the years ended December 31, 2001 and 2000, respectively.

         Employment Agreements
         ---------------------
         The Company has entered into a two-year employment agreement with its Chief Executive Officer, expiring July 1, 2003. The agreement automatically renews and will continue to remain in effect for successive two-year periods, unless terminated by either party pursuant to the terms of the employment agreement. Future minimum payments under this agreement at December 31, 2001 were as follows:

                   Year Ending
                  December 31,
                  ------------

                      2002                                   $        410,400
                      2003                                            205,200
                                                             ----------------
                      Total                                  $        615,600
                                                             ================

         ---------------------
         In addition, the Chief Executive Officer was granted 485,000 options under the Company's Stock Option Plan. 65,000 of the options vest at the grant date with 35,000 options vesting every three months thereafter. The options have an exercise price of $0.50 and expire on September 17, 2007. The Chief Executive Officer will also receive stock options equal to 3% of all new common share issuances by the Company to a maximum of 720,000 stock options. The exercise price will be equal to the fair market value of the Company's common stock on the date of grant of the options by the Board of Directors, and the options expire six years from the date of grant. The Chief Executive Officer has waived his right to all options to be issued to him related to new common share issuances by the Company.

         Product Development Technology and Co-Development of New Technology
         -------------------------------------------------------------------
         In a joint venture agreement with Aidiicom Technologies Ltd. ("Aidiicom"), a British Columbia corporation, the Company obtained (i) the exclusive right to market, distribute, and sell the AIDII Pocket PC and any future products and related accessories within North America,
         (ii) the non-exclusive right to market, distribute, and sell the AIDII Pocket PC and any future products and related accessories in the rest of the world, and (iii) will be able to private label the products and the accessories. The Company has the exclusive right to modify and develop the licensed technology for exploitation in North America. Any future products that are jointly developed by the Company and Aidiicom will be jointly owned by both parties. Aidiicom is controlled by a shareholder of the Company.

         During the year ended December 31, 2001, the Company agreed to purchase 20,000 units. From January 1, 2002 to June 30, 2002, the Company is required to purchase 60,000 units. The minimum purchase requirements increase up to 150,000 units for the six-month period ending June 30, 2004. After June 30, 2004, the minimum purchase requirements will be agreed upon between the parties. To date, the Company has purchased approximately 100 units from Aidiicom.

         The agreement with Aidiicom terminates on the earlier of (a) June 30, 2004, (b) the day on which the agreement is terminated in accordance with its provisions, or (c) the day on which Aidiicom's primary distribution agreement is terminated.

         On September 30, 2001, the Company entered into a six-month license agreement with Wicom Networks Corp. ("Wicom"), a British Columbia corporation, to provide 802.11a Access Points, Application Specific Integrated Circuit ("ASIC") Chips, Personal Computer Memory Card International Association ("PCMCIA") cards, and wireless Internet phone systems (with video) as they become available. Wicom is controlled by a shareholder of the Company.

         Product Development Technology and Co-Development of New Technology (Continued)
         -------------------------------------------------------------------
         The Company has the option to obtain a two-year license to Wicom's electronic chip technology (the "WCT"). The Company will (i) pay a royalty of 10% of all gross revenue generated by the Company derived from the sale of use of the WCT and (ii) receive worldwide distribution rights with exclusive rights in the United States and Canada. The Company may exercise its option upon the fulfillment, or continuing fulfillment, of the following conditions:

         (a) The Company provides management and administrative services to Wicom at no cash cost to Wicom for a period commencing on the effective date and terminating on the later of (i) March 31, 2002 or (ii) the termination date of the WCT license; and

         (b) The Company purchases from Wicom 2,000,000 shares of Wicom's common stock at $1 per share on the following basis: 1,000,000 shares on or before December 31, 2001, another 500,000 shares on or before February 15, 2002, and the remaining 500,000 shares on or before March 31, 2002.

         Upon exercise or deemed exercise of the license option by the Company, the Company will grant warrants to Wicom to purchase up to 2,000,000 shares of the Company's common stock at an exercise price of $1.25 per share for a period of two years from the exercise date of the agreement. The exercise date means the actual date of payment in connection with the purchase of the final 500,000 shares of Wicom's common stock on or before March 31, 2002. To date, the Company has not made any purchases of Wicom's common stock. The six-month license and the option for a two-year license expired in April and March 2002, respectively. The Company is in negotiations with Wicom to enter into a new license arrangement.

         In conjunction with Seoul Systems Co., Ltd. ("SSC"), a Korean corporation, the Company is developing a flexible keyboard that will approach the size of a standard desktop keyboard. SSC and the Company will jointly own the intellectual property rights to this flexible keyboard.

         Litigation
         ----------
         The Company received a demand letter dated June 13, 2001, from FutureCom Global, Inc. ("FutureCom"). The demand letter relates to a Tri-Party Agreement among the Company, FutureCom, and Cyberbank, dated February 9, 2001, and a related Sub-distributor Agreement between FutureCom and the Company, dated November 15, 2000. The demand letter, among other things, seeks a full refund of all monies paid with respect to 1,000 units of personal digital assistants ordered from Cyberbank in the amount of approximately $800,000. The Company is investigating its rights and obligations with respect thereto. Based on the information currently available, the Company is unable to evaluate the likelihood of an unfavorable outcome if FutureCom commenced a legal proceeding against the Company with respect to this dispute. The Company intends to vigorously defend itself if a legal proceeding is commenced.

         The Company has been sued in the Supreme Court of British Columbia. The title of the case, filed on or about June 26, 2001, is Euromerica Capital Group, Inc. v. PC-EPhone Canada Enterprises Inc., d/b/a PC-EPhone, Inc., PC-EPhone, Inc., Douglas Yee and Negar Towfigh, Supreme Court of British Columbia, Vancouver Registry No. S013585. The Further Amended Statement of Claim filed on January 25, 2002, alleges that Euromerica entered into a contract with the Company, the terms of which were partly oral and partly in writing, whereby Euromerica would provide the Company with technical analysis, a combined press campaign concept, and investor relations for the German market place and dissemination services in Germany. Euromerica alleges that the Company breached an agreement by failing to make payments to Euromerica in the sum of $39,910. The Company has filed a responsive pleading denying liability and raising affirmative defenses, and the Company has also filed a Counterclaim against Euromerica seeking declaratory relief and damages. The Company intends to vigorously defend itself against the Further Amended Statement of Claim and to pursue the claims stated in its Counterclaim. The Company has entered into indemnification agreements with Douglas Yee and Negar Towfigh for their actions as directors of the Company

         Except as set forth above, the Company is not a party to any material litigation and is not aware of any pending or threatened litigation that could have a material adverse effect on its business, operating results or financial condition.


NOTE 11 - SHAREHOLDERS' EQUITY

         Common Stock
         ------------
         During the year ended December 31, 2001, the Company completed the following transactions:

         o     Issued 333,333 shares of common stock for proceeds of $250,000.

         o Converted accounts payable for $9,000 into 11,539 shares of common stock.

         ------------

         o Committed to issue 385,000 shares of common stock for the conversion of advances payable for $192,500.

         o Committed to issue 10,000 shares of common stock as payment for services rendered valued at $6,600.

         During the year ended December 31, 2000, the Company completed the following transactions:

         o Committed to issue 75,000 shares of common stock for proceeds of $219,750, net of offering costs of $5,250. On February 17, 2001, the Company issued the 75,000 common shares.

         o Issued 2,500,000 common shares at $0.10 per share as settlement of loans payable totaling $86,000 and accounts payable totaling $164,000.

         o Issued 3,500,000 common shares at $2.70 per share as consideration for the acquisition of distribution rights valued at $9,450,000.

         Warrants
         --------
         During the year ended December 31, 2001, there were share purchase warrants outstanding entitling the holder the right to purchase 2,500,000 common shares of the Company at $3.20 per share. These warrants were exercisable from November 1, 2001 to December 31, 2001 and expired on December 31, 2001 without being exercised.

         Stock Options
         -------------
         On August 13, 2001, the Board of Directors approved the adoption of a non-qualified and incentive stock option plan, which was amended on December 7, 2001 (the "2001 Plan"). The 2001 Plan is intended to provide incentives to key employees, officers, directors, agents, consultants, and advisors of the Company who provide significant services to the Company. There are options available for grant under the Plan up to 10% of the issued and outstanding shares of the Company. The exercise price will be determined by the plan administrator, but will not be less than 100% of the fair market value of the common stock on the date of grant for both incentive stock options and non-qualified stock options.

         -------------
         During the year ended December 31, 2001, the Board of Directors granted 385,000 non-qualified stock options to certain consultants for services to be rendered over the next one to two years. Vesting for 105,000 of the options is 25% upon each annual anniversary of the grant date, for 55,000 the vesting is 64% by December 31, 2001 and 9% each July 1 over the next four years, for 25,000 the vesting is 25% on grant and 25% in February, May, and August 2001, and for 200,000 the vesting is 12.5% upon grant and 12.5% on each subsequent May, August, November, and February over the next three years.


         Since no dollar amount was agreed-upon for the services to be rendered, the options were valued using the Black-Scholes option-pricing model. The Company recorded consulting expense of $212,721 during the year ended December 31, 2001 for the value of these options.

         The following summarizes the stock option transactions under the 2001
         Plan:

                                                                                       Weighted-
                                                                                        Average
                                                                     Stock Options      Exercise
                                                                      Outstanding        Price
                                                                     ------------    --------------

                  Outstanding, December 31, 2000                                -    $            -
                      Granted                                           1,530,000    $         0.91
                      Expired                                             (12,500)   $         3.00
                      Canceled                                           (162,500)   $         3.00
                                                                  ---------------
                           Outstanding, December 31, 2001               1,355,000    $         0.66
                                                                  ===============
                           Exercisable, December 31, 2001                 205,000    $         1.11
                                                                  ===============

         The weighted-average remaining contractual life of the options outstanding at December 31, 2001 is 5.52 years.

         -------------
         The exercise prices for the options outstanding at December 31, 2001 ranged from $0.50 to $3.00, and information relating to these options is as follows:

                                                                                    Weighted-        Weighted-
                                                                  Weighted-          Average          Average
                                                                   Average           Exercise         Exercise
              Range of               Stock          Stock        Remaining           Price of         Price of
               Exercise            Options         Options       Contractual         Options           Options
                 Prices        Outstanding       Exercisable       Life            Outstanding       Exercisable
         -------------------   -----------     ---------------------------------  -----------      ----------------
         $              0.50       1,265,000           155,000         5.7 years  $         0.50   $           0.50
         $         0.51-3.00          90,000            50,000         3.2 years  $         2.56   $           3.00
                              --------------   ---------------
                                   1,355,000           205,000
                              ==============   ===============

         The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock and options issued to outside third parties. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under its plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be increased to the pro forma amounts indicated below for the year ended December 31, 2001:


                  Net loss
                      As reported                             $     (3,959,751)
                      Pro forma                               $     (4,001,824)
                  Basic loss per common share
                      As reported                             $          (0.24)
                      Pro forma                               $          (0.25)


         The fair value of the employees' options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 100%; risk-free interest rate of 3.3%, and expected life of four years. The weighted-average fair value of options granted during the year ended December 31, 2001 was $0.24.

         -------------
         For options granted to employees during the year ended December 31, 2001 where the exercise price was greater than the stock price at the date of the grant, the weighted-average fair value of such options was $0.24 and the weighted-average exercise price of such options was $0.50. No options were granted to employees during the year ended December 31, 2001 where the exercise price was less than the stock price at the date of grant and no options were granted to employees during the year ended December 31, 2001, where the exercise price was equal to the stock price at the date of the grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.


NOTE 12 - INCOME TAXES

         The tax effects of temporary differences that give rise to deferred taxes at December 31, 2001 were as follows:

                  Deferred tax assets
                      State net operating loss carryforwards       $    227,163
                      Federal net operating loss carryforwards        1,110,967
                      Accrued salary                                     31,637
                      Contribution carryover                             26,515
                                                                   ------------
                  Total gross deferred tax assets                     1,396,282
                  Less valuation allowance                            1,396,282
                                                                   ------------
                           Net deferred tax assets                 $          -
                                                                   ============

         The valuation allowance increased by approximately $1,013,000 and $383,000 during the years ended December 31, 2001 and 2000, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 2001 and 2000 is required since the Company incurred losses during such years. At December 31, 2001, the Company had approximately $3,507,000 in federal net operating loss carryforwards and $2,705,000 in state net operating loss carryforwards attributable to losses incurred since the Company's inception that may be offset against future taxable income through 2011 and 2021, respectively.

         Income tax expense was $0 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following at December 31, 2001:

             Computed "expected" tax benefit                                                           34.0%
             Increase in income taxes resulting from change in the beginning-
                 of-the-year balance of the valuation allowance for deferred
                 tax assets allocated to income tax expense                                           (39.6)
             State income taxes, net of federal benefit                                                 5.8
             Other                                                                                     (0.2)
                                                                                              --------------
                      Total                                                                               -%
                                                                                              ==============

NOTE 13 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2001 and 2000, the Company has incurred charges by directors, companies with directors or officers in common with the Company, or shareholders owning greater than 10% of the Company as follows:

                                                                                      2001               2000
                                                                                ---------------    ----------------
                  Cost of sales -  Cyberbank                                    $             -    $        800,000
                  General and administrative expenses
                      Consulting                                                        395,000             167,500
                      Rent                                                                    -               2,739
                  Exploration and development                                                 -              21,960
                  Gain on settlement of debts                                                 -             (17,538)
                  Write-off of oil and gas property                                           -              73,000
                                                                                ---------------    ----------------
                           Total                                                $       395,000    $      1,047,661
                                                                                ===============    ================

         At December 31, 2001, amounts owed to various employees for expense reimbursements totaling $24,351 was included in accounts payable.


NOTE 14 - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

         The Company recorded a charge of $495,000 for the value of the beneficial conversion feature related to the convertible promissory notes issued by the Company in August 2001.

NOTE 15 - SUBSEQUENT EVENTS

         Joint Venture Agreement
         -----------------------
         On March 27, 2002, the Company entered into an agreement with Process Control (Holdings) Limited ("PCHL") which contemplates the formation of a joint venture with Whitelite Communications Ltd. ("WCL"), a corporation organized under the laws of the Republic of Ireland and a wholly owned subsidiary of PCHL. If formed, the joint venture entity would distribute the Company's products on a worldwide basis, subject to certain exclusions described below. The Company would own 15% of the joint venture entity and the remaining 85% would be owned by PCHL.

         Upon formation of the joint venture, the Company would agree to contribute all of its rights and obligations under any future distribution agreements that it enters into with Cyberbank or SSC for the territories of Europe, the Middle East, Africa, and China. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of the Company's issued and outstanding common stock at the time of conversion. Upon conversion, PCHL would be entitled to appoint four of the seven members on the Company's Board of Directors, and WCL and the joint venture entity would become the Company's wholly owned subsidiaries. Either party may terminate this agreement upon written notice.

         In connection with the agreement with PCHL, PCHL recently placed an order with SSC for 35,000 units of a flexible keyboard for distribution in the territories of Europe, China, the Middle East, and Africa. PCHL also posted a letter of credit in the amount of $673,450 on March 5, 2002 in connection with this purchase. If the joint venture is formed, the keyboards and the proceeds from the sale of the keyboards will be contributed to the joint venture entity. If the joint venture is not formed, PCHL will retain possession of the flexible keyboards and be entitled to distribute them in the territories of Europe, China, the Middle East, and Africa.

         PCHL and the Company have entered into letters of intent with SSC, whereby SSC agreed to grant to the proposed joint venture entity the exclusive, worldwide distribution rights to certain products manufactured or developed by SSC that enhance or expand the Company's current product offerings. PCHL and the Company have also entered into a letter of intent with Cyberbank whereby Cyberbank agreed to grant to the proposed joint venture entity the exclusive, worldwide (excluding Australia, Korea and Japan) distribution rights to the PC-E PDA and the PC-EPhone 2.0 GSM/GPRS.

         -----------------------

         On April 8, 2002, the Company entered into a bridge loan facility with PCHL to provide the Company with bridge financing up to the maximum principal amount of $480,000, payable by PCHL in monthly increments of $160,000 during the period from April to June 2002. The Company executed a promissory note that is secured by a lien on the Company's assets.

         The shares issuable under the promissory note are subject to certain demand and piggyback registration rights. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory note bears interest at 7% per annum, and principal and unpaid interest are due within 90 days of either entering into a definitive joint venture agreement or the termination of negotiations regarding the joint venture. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.192 per share only upon the occurrence and continuance of an event of default as defined in the bridge loan agreement. The Company has received $160,272 under this agreement.

         Consulting Services
         -------------------
         On January 1, 2002, the Company entered into an agreement with a consultant to provide investor relations services and sponsor the Company's participation at its investor conferences. The monthly fee for such services is $10,000, payable in shares of the Company's restricted common on a monthly basis. To date, the Company was obligated to issue 95,135 shares of its common stock to the consultant.

         Note Payable to Related Party
         -----------------------------
         On January 15, 2002, a shareholder loaned the Company $142,000, bearing interest at a rate of the London Inter-Bank Offering Rate, plus 2 points for a total of 4.37% simple interest per annum. The note is due on demand and is unsecured.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-----------------------------------------------------------------------

         Change of Accountants. On February 25, 2002, we dismissed Amisano Hanson, Chartered Accountants, or Amisano Hanson, from its position as our principal independent accountants. The decision to dismiss Amisano Hanson as our principal independent accountants was approved by our Board of Directors on February 22, 2002.

         In connection with our audits for the two (2) most recent fiscal years ended December 31, 2000 and 1999, and for the period from June 17, 1998 (inception), to December 31, 1998, and for the subsequent interim period from January 1, 2001 to February 25, 2002, there were no disagreements between

Amisano Hanson and us, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which ~disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused Amisano Hanson to make reference in connection with its report for the related periods with respect to the subject matter of the disagreement.

         The audit reports of Amisano Hanson in our consolidated financial statements, as of and for the fiscal years ended December 31, 2000 and 1999, and for the period from June 17, 1998 (inception) to December 31, 1998, included a statement that such audit reports expressed doubt regarding our ability to continue as a going concern. Except as set forth in the immediately preceding sentence, such audit reports did not otherwise contain any adverse opinion or disclaimer of opinion, nor were they otherwise qualified or modified as to uncertainty, audit scope or accounting principles.

         Engagement of New Accountants. On February 22, 2002, we engaged Singer Lewak Greenbaum & Goldstein LLP, or Singer Lewak, to serve as our principal independent accountants. Prior to engaging Singer Lewak, neither we nor anyone on our behalf, consulted Singer Lewak regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered regarding our financial statements.

                                    PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
              ----------------------------------------------------------------

         The following table sets forth information regarding our current directors and executive officers:

Name                      Age    Position
----                      ---    --------

David C. Meltzer          34     Director, President and Chief Executive Officer
Douglas Yee               33     Director and Chief Financial Officer
Negar Towfigh             29     Secretary
Don-Gil Park              43     Director
Se-Yup Choi               38     Director

         David Meltzer. David Meltzer joined us as our President on June 25, 2001. He has served as a director since July 5, 2001. From June 2000 to July 2001, he was the Director of Sales at Everypath, Inc., a wireless solution platform company. From November 1998 to April 2001, he was the CEO of Global Web Video, based in San Diego, California. From September 1993 to June 2000, he held various sales and sales management positions at West Group, a Thompson Corporation, a leading legal research and services company based in Eagan, Michigan. Mr. Meltzer obtained his Bachelor of Arts degree from Occidental University in 1990 and his Juris Doctorate degree from the Tulane University School of Law in 1993.

         Douglas Yee. Mr. Yee is our Chief Financial Officer and a director.
Mr. Yee has served as our Chief Financial Officer since June 25, 2001 and our director since September 12, 2000. He served as our President from September 12, 2000 to June 25, 2001. He is a cousin of Carlos Lau, a principal shareholder. From 1997 to June 2000, he served as the Director of Finance of Conor Pacific Environmental Technologies Inc. From 1996 to 1997, he served as the Treasurer and Corporate Controller of Triton Mining Corporation. All these companies are or were listed on the Toronto Stock Exchange ("TSE"). Mr. Yee is a Chartered Accountant and graduated with honors from the University of British Columbia in 1990 with a Bachelor of Commerce in Accounting.

         Negar Towfigh. Ms. Towfigh is our Secretary and a director of our Canadian subsidiary. Ms. Towfigh served as one of our directors from February 16, 1999 through July 24, 2001. From August 13, 1999 to the present, she served as the Corporate Secretary of First Goldwater Resources Inc. From November 30, 2000 to the present, she served as a director of First Goldwater Resources Inc. From May 4, 2000 to the present, she has served as a director of Habanero Resources Inc. From October 14, 1999 to April 30, 2002, she also served as its Vice President and Secretary. Ms. Towfigh runs her own consulting firm, where she specializes in structuring and consulting with ~start-up companies. Ms. Towfigh graduated from the University of British Columbia with a Bachelor of Commerce in Finance in 1995.

         Don-Gil Park. Mr. Park has served as our director since March 29, 2001 From June 2000 to the present, Mr. Park has served as the Senior Executive Director with Cyberbank. From September 1994 to June 2000, Mr. Park worked in the Human Resources Development Center, Marketing and Sales, and Knowledge Management divisions of SK Telecom, a telecom carrier. Mr. Park graduated from the Korea University in Seoul, Korea with a Bachelor of Economics in 1984.

         Se Yup Choi. Mr.Choi was appointed to our board of directors on March 6, 2002. Since October 1999, Mr. Choi has served as the General Manager of Overseas Marketing for Cyberbank for the territories of the United States, China, South America, Australia and Europe. From December 1989 to October 1999, he was the Manager of International Marketing of Electronic Goods/Machinery & Plant of Samsung Corporation. Mr. Choi graduated from the Sogang University of Seoul, Korea with a Bachelor of Science degree in electronic engineering in February 1990.

         Each of Jaekil Song and Terrence King resigned from his position as one of our directors, effective March 6, 2002 and April 2, 2002 respectively.

         There are no family relationships between any of our directors and officers.

         Section 16(a) of the Exchange Act requires our directors, executive officers and beneficial holders of more than 10% of our Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership and reports of changes in ownership of such equity securities of the company. As of the date of this Report, we believe that all reports needed to be filed have been filed in a timely manner for the year ended December 31, 2001, except as set forth below.

         Cyberbank was required to file a Form 4 in connection with the receipt, on September 17, 2001, by Young-Sun Cho, the president of Cyberbank, of options to purchase 50,000 shares of our Common Stock at an exercise price of $0.50 per share, and its purchase, in February 2001, of 11,100 shares of our common stock in a non-issuer transaction. As of the date of this Report, Cyberbank has not yet filed a Form 4 covering the grant of options to Mr. Cho and the purchase of such 11,100 shares.

Item 10. Executive Compensation.
         -----------------------

Summary Compensation Table
--------------------------

         The following table sets forth certain information concerning compensation of certain of our executive officers, including our Chief Executive Officer and all executive officers, or the Named Executives, whose total annual salary and bonus exceeded $100,000, for the years ended December 31, 2001, 2000 and 1999:

                                         Annual Compensation                     Long Term Compensation Awards        Payouts
                                                                                                                       All
                                                                      Other                    Securities             other
                                                                     annual       Restricted   Underlying   LTIP      Compen
                                                                     Compen        Stock       Options/     Payouts   sation
Name and Principal Position        Year    Salary($)    Bonus ($)    sation($)     Awards($)    SARs(#)     ($)        ($)

David C. Meltzer (1)               2001     205,200            0     45,000            0        485,000      0        5,451
Douglas Yee (2)                    2001           0            0     90,000            0        300,000      0          0
                                   2000           0            0     22,500            0              0      0          0
Graeme Sewell (3)                  2000           0            0     24,000            0              0      0          0
                                   1999           0            0     30,000            0              0      0          0
Allen Sewell (4)                   2000           0            0     32,000            0              0      0          0
                                   1999           0            0     40,000            0              0      0          0

1. Mr. Meltzer began serving as our Chief Executive Officer and President June 25, 2001. From May 15, 2001 to July 1, 2001, Mr. Meltzer was a consultant for us and received $45,000 for services rendered as a consultant. We have also purchased life and disability insurance policies for the benefit of Mr. Meltzer at a cost of $5,451. We have deferred $145,350 of his salary that is due and payable for the period commencing on December 15, 2001, to and including the date of this Report.
2. Mr. Yee is our Chief Financial Officer. Mr. Yee served as our President from September 12, 2000 to June 25, 2001. He joined us September 12, 2000, as one of our directors. We have deferred $33,750 of his compensation that is due and payable for the period commencing on December 15, 2001, to and including the date of this Report.
3. Mr. Graeme Sewell served as our Interim President from August 18, 2000 to September 12, 2000. He joined us January 18, 1999, as one of our directors.
4. Mr. Allen Sewell served as our President and Director from June 17, 1998 to August 18, 2000. He joined us June 17, 1998, as one of our directors.


Employment Agreement
--------------------

         David Meltzer. Effective July 1, 2001, we entered into a two-year employment agreement with David C. Meltzer to serve as our Chief Executive Officer. Unless otherwise terminated, the employment agreement automatically renews for consecutive 2-year periods. Mr. Meltzer's base salary is $410,400 per year. Mr. Meltzer was granted options to purchase 485,000 shares of our Common Stock at an exercise price of $0.50 per share. Options to purchase 65,000 shares vested immediately upon the execution of the agreement and options to purchase 35,000 shares vest every three months thereafter. Full vesting occurs in three years. As of the date of this Report, 170,000 options have vested under the agreement.

         If we terminate Mr. Meltzer other than for cause, we will be obligated to pay Mr. Meltzer a termination fee as follows: (i) if termination occurs during the first 12 months of the employment period, a lump sum payment equal to the next (6) months base compensation in effect as of the effective date of such termination; and (ii) if termination occurs after the first 12 months of the employment period, a lump sum payment equal to the next twelve (12) months base compensation in effect at the date of notice of the termination plus payment of all bonuses payable as of such date. All equity instruments that would otherwise vest and become exercisable during the 12 months following the notice of termination will accelerate and fully vest. Mr. Meltzer shall have one year after the termination of his employment agreement to exercise such options (but in no event beyond the stated expiration date of the options). If Mr. Meltzer is terminated following a change in control, he will receive within ten (10) calendar days of notice of such termination, a lump sum payment equivalent to the next twenty-four (24) months salary, plus reimbursement of any and all expenses incurred, payment in full of any and all prospective annual bonus payments with respect to the next succeeding twenty-four months, and all of such equity instruments granted therein, including any other options authorized by the board of directors, which options will immediately vest upon such change in control. Mr. Meltzer will have one year after the termination of his employment to exercise such options (but in no event beyond the stated expiration date of the options). A "change in control" under the agreement means: (i) the acquisition by any person or group of persons of beneficial ownership of fifty-one percent (51%) or more of the sum of the amount of the shares of our Common Stock then outstanding, plus any shares which may be issued pursuant to the conversion or exercise of all outstanding options, rights or warrants; or
(ii) the sale of all or substantially all of our assets.

         We have deferred $145,350 of Mr. Meltzer's salary that is due and payable for the period commencing on December 15, 2001, to and including the date of this Report.

Option/SAR Grants Table
-----------------------

         The following table sets forth certain information concerning grants of stock options to certain of our executive officers, including the Named Executives for the year ended December 31, 2001:

                                                                                            Potential Realizable
                                                                                              Value at Assumed
                                                                                              Annual Rate of
                                                                                          Stock Price Appreciation
                           Individual Grants                                                 For Option Term (1)
------------------- -------------------------------- -------------- ----------------- ---------------------------------

         (a)             (b)              (c)             (d)             (e)               (f)               (g)
                      Number of       % of Total
                      Securities     Options/SARs
                      Underlying      Granted to      Exercise Or
                     Options/SARs    Employees In     Base Price    Expiration Date
         Name        Granted (#)      Fiscal Year    ($/Share) (1)        (1)              5% ($)            10% ($)
------------------- --------------- ---------------- -------------- ----------------- ---------------- ----------------
David C. Meltzer       485,000           32.2%           $0.50      September 17,  2007       $82,473         $187,104
Douglas Yee            300,000           19.9%           $0.50      September 17, 2007        $50,014         $115,734

-------------------


1. This chart assumes a market price of $0.50 for the Common Stock, the closing market price for our Common Stock as of December 31, 2001, as the assumed market price for the Common Stock with respect to determining the "potential realizable value" of the shares of Common Stock underlying the options described in the chart, as reduced by any lesser exercise price for such options. Further, the chart assumes the annual compounding of such assumed market price over the relevant periods, without giving effect to commissions or other costs or expenses relating to potential sales of such securities. Our Common Stock has a very limited trading history. These values are not intended to forecast the possible future appreciation, if any, price or value of the Common Stock.



Option Exercises and Year-End Values
------------------------------------

      The following table sets forth information with respect to the exercised and unexercised options to purchase shares of Common Stock for certain of the Named Executives held by them at December 31, 2001:


                                                               Number of Securities
                     Shares Acquired on                        Underlying Unexercised         Value of Unexercised
Name                 Exercise             Value Realized(1)    Options at December 31, 2001   In the Money(2)
----                 --------             -----------------    ----------------------------   -------------------

David C. Meltzer      0                     0                    485,000                           0
Douglas Yee           0                     0                    300,000                           0

-----------------

(1) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock on the date of exercise and any lesser exercise price.

(2) Represents an amount equal to the number of options multiplied by the difference between the average of the closing bid and asked prices for the Common Stock on December 31, 2001 ($0.50 per share) and any lesser exercise price.

2001 Stock Option Plan
----------------------

         General. Our Board of Directors adopted the 2001 Stock Option Plan on August 13, 2001. The 2001 Stock Option Plan was subsequently amended on December 7, 2001 and on May 1, 2002. As of the date of this Report, our shareholders have not approved the 2001 Stock Option Plan. We have reserved for issuance thereunder an aggregate of 5,000,000 shares of Common Stock. As of the date of this Report, we have granted 1,430,000 options under the 2001 Stock Option Plan. The 2001 Stock Option Plan provides for the grant to our employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, and for the grant to employees and consultants of non-statutory stock options.

          A description of the 2001 Stock Option Plan is set forth below. The description is intended to be a summary of the material provisions of the 2001 Stock Option Plan and does not purport to be complete.

         The general purposes of the 2001 Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to our employees and consultants and to promote the success of our business. It is intended that these purposes will be effected through the granting of stock options, which may be either "incentive stock options" as defined in Section 422 of the Code or non-statutory stock options.

         The 2001 Stock Option Plan provides that options may be granted to our employees (including officers and directors who are employees) and consultants, or of any of our parents or subsidiaries. Incentive stock options may be granted only to employees. An employee or consultant who has been granted an option may, if otherwise eligible, be granted additional options.

         Administration of and Eligibility under 2001 Stock Option Plan. The 2001 Stock Option Plan, as adopted, provides for the issuance of options to purchase shares of Common Stock to our officers, directors, employees, independent contractors and consultants and those of our subsidiaries as an incentive to remain in the employ of or to provide services to us. The 2001 Stock Option Plan authorizes the issuance of incentive stock options, or ISOs, non-qualified stock options, or NSOs, and stock appreciation rights, or SARs, to be granted by a committee to be established by the Board of Directors, to administer the 2001 Stock Option Plan, or if no such committee is established, then by the Board of Directors, either of which will consist of at least two non-employee directors, as such term is defined under Rule 16b-3 of the Exchange Act, and shall qualify as outside directors, for purposes of Section 162(m) of the Code.

         Subject to the terms and conditions of the 2001 Stock Option Plan, the committee will have the sole authority to: (a) determine the persons, or optionees, to whom options to purchase shares of Common Stock and SARs will be granted, (b) determine the number of options and SARs to be granted to each such optionee, (c) determine the price to be paid for each share of Common Stock upon the exercise of each option and the manner in which each option may be exercised, (d) determine the period within which each option and SAR will be exercised and any extensions thereof, (e) determine the type of stock options to grant (f) interpret the 2001 Stock Option Plan and award agreements under the 2001 Stock Option Plan, and (g) determine the terms and conditions of each such stock option agreement and SAR agreement which may be entered into between us and any such optionee.

         All of our officers, directors and employees, and those of our subsidiaries and certain of our consultants and other persons providing significant services to us will be eligible to receive grants of options and SARs under the 2001 Stock Option Plan. However, only our employees are eligible to be granted ISOs.

         Stock Option Agreements. All options granted under the 2001 Stock Option Plan will be evidenced by an option agreement or SAR agreement between us and the optionee receiving such option or SAR. Provisions of such agreements entered into under the 2001 Stock Option Plan need not be identical and may include any term or condition, which is not inconsistent with the 2001 Stock Option Plan and which the committee deems appropriate for inclusion.

         Incentive Stock Options. Except for ISOs granted to shareholders possessing more than ten percent (10%) of the total combined voting power of all classes of our securities to whom such ownership is attributed on the date of grant, or Ten Percent Stockholders, the exercise price of each ISO must be at least 100% of the fair market value of our Common Stock, based on the closing sales price of our Common Stock, as determined on the date of grant. ISOs granted to Ten Percent Stockholders must be at an exercise price of not less than 110% of such fair market value.

         Each ISO must be exercised, if at all, within 10 years from the date of grant, but, within 5 years of the date of grant in the case of ISO's granted to Ten Percent Stockholders.

         An optionee of an ISO may not exercise an ISO granted under the 2001 Stock Option Plan, so long as such person holds a previously granted and unexercised ISO.

         The aggregate fair market value (determined as of time of the grant of the ISO) of the Common Stock with respect to which the ISOs are exercisable for the first time by the optionee during any calendar year shall not exceed $100,000.

         Non-Qualified Stock Options. The exercise price of each NSO will be determined by the committee on the date of grant. We have undertaken not to grant any non-qualified stock options under the 2001 Stock Option Plan at an exercise price less than 85% of the fair market value, based on the closing sales price of the Common Stock, on the date of grant of any non-qualified stock option under the 2001 Stock Option Plan.

         The exercise period for each NSO will be determined by the committee at the time such option is granted, but in no event will such exercise period exceed 10 years from the date of grant.

         Stock Appreciation Rights. Each SAR granted under the 2001 Stock Option Plan will entitle the holder thereof, upon the exercise of the SAR, to receive from us, in exchange therefore, an amount equal in value to the excess of the fair market value of the Common Stock on the date of exercise of one share of Common Stock over its fair market value on the date of grant (or in the case of an SAR granted in connection with an option, the excess of the fair market of one share of Common Stock at the time of exercise over the option exercise price per share under the option to which the SAR relates), multiplied by the number of shares of Common Stock covered by the SAR or the option, or portion thereof, that is surrendered.

         SARs will be exercisable only at the time or times established by the committee. If an SAR is granted in connection with an option, the SAR will be exercisable only to the extent and on the same conditions that the related option could be exercised. The committee may withdraw any SAR granted under the 2001 Stock Option Plan at any time and may impose any conditions upon the exercise of an SAR or adopt rules and regulations from time to time affecting the rights of holders of SARs.

         Limit to Options Granted under the 2001 Stock Option Plan. Under
Section 162(m) of the Code, which was enacted in 1993, the deductibility for federal income tax purposes of compensation paid to our Chief Executive Officer and the four other most highly compensated executive officers who receive salary and bonus in excess of $100,000 in a particular year is limited to $1,000,000 per year per individual. For purposes of this legislation, compensation expense attributable to stock options and SARs would be subject to this limitation unless, among other things, the option plan under which the options and SARs is granted includes a limit on the number of shares with respect to which awards may be made to any one employee in a fiscal year. Such a potential compensation expense deduction could arise, for example, upon the exercise by one of these executive of a non-statutory option, i.e., an option that is not an incentive stock option qualifying for favorable tax treatment, or upon a disqualifying disposition of stock received upon exercise of an incentive stock option.

         In order to exclude compensation resulting from options granted under the 2001 Stock Option Plan from the $1,000,000 limit on deductibility, the Board of Directors has approved a provision in the 2001 Stock Option Plan which will place a 300,000 share limit on the number of options that may be granted under the 2001 Stock Option Plan to an employee in any fiscal year. This limit is subject to appropriate adjustment in the case of stock splits, reverse stock splits and the like. The purpose of this provision, which is intended to comply with Section 162(m) of the Code and the regulations thereunder, is to preserve our ability to deduct in full any compensation expense related to stock options.

         Termination of Option and Transferability. In general, any unexpired options and SARs granted under the 2001 Stock Option Plan will terminate: (a) in the event of death or disability, pursuant to the terms of the option agreement or SAR agreement, but not less than 6 months or more than 12 months after the applicable date of such event, (b) in the event of retirement, pursuant to the terms of the option agreement or SAR agreement, but no less than thirty (30) days or more than 3 months after such retirement date, or (c) in the event of termination of such person other than for death, disability or retirement, until 90 days after the date of such termination. However, the committee may in its sole discretion accelerate the exercisability of any or all options or SARs upon termination of employment or cessation of services.

         The options and SARs granted under the 2001 Stock Option Plan generally will be non-transferable, except by will or the laws of descent and distribution, except that the committee may permit additional transfers, on a ~general or specific basis, and may impose conditions and limitations on any such transfers, including transfers to certain members of the optionee's immediate family or certain of their related entitles.

         Adjustments Resulting from Changes in Capitalization. The number of shares of Common Stock reserved under the 2001 Stock Option Plan and the number and price of shares of Common Stock covered by each outstanding option or SAR under the 2001 Stock Option Plan will be proportionately adjusted by the committee for any increase or decrease in the number of issued and outstanding shares of Common Stock resulting from any stock dividends, split-ups, consolidations, recapitalizations, reorganizations or like event.

         Termination of Options and SAR's on Merger, Reorganization or Liquidation. In the event of our merger, consolidation or other reorganization, in which we are not the surviving or continuing corporation (as determined by the committee) or in the event of our liquidation or dissolution, all options and SAR's granted under the 2001 Stock Option Plan will terminate on the effective date of the merger, consolidation, reorganization, liquidation or dissolution, unless there is an agreement with respect to such event, which expressly provides for the assumption of such options and SAR's by the continuing or surviving corporation.

         Amendment or Discontinuance of Stock Option Plan. The Board of Directors has the right to amend, suspend or terminate the 2001 Stock Option Plan at any time. Unless sooner terminated by the Board of Directors, the 2001 Stock Option Plan will terminate on August 13, 2011, the 10th anniversary date of the effectiveness of the 2001 Stock Option Plan.

Limitation on Directors' Liabilities; Indemnification of Officers and Directors
-------------------------------------------------------------------------------

         Our Articles of Incorporation and Bylaws designate the relative duties and responsibilities of our officers, establish procedures for actions by directors and shareholders and other items. Our Articles of Incorporation and Bylaws also contain extensive indemnification provisions, which will permit us to indemnify our officers and directors to the maximum extent provided by Nevada law. Pursuant to our Articles of Incorporation and under Nevada law, our directors and officers are generally not liable to us or our shareholders for damages as a result of any act or failure to act in his capacity as a director or officer unless it is proven that: (i) the act or failure to act of such officer or director constituted a breach of his fiduciary duties; and (ii) his breach of those duties involve intentional misconduct, fraud or a knowing violation of law.

         We have adopted a form of indemnification agreement, which provides the indemnitee with the maximum indemnification allowed under applicable law. Since the Nevada statutes are non-exclusive, it is possible that certain claims beyond the scope of the statute may be indemnifiable. The indemnification agreement provides a scheme of indemnification, which may be broader than that specifically provided by Nevada law. It has not yet been determined, however, to what extent the indemnification expressly permitted by Nevada law may be expanded, and therefore the scope of indemnification provided by the indemnification agreement may be subject to future judicial interpretation.

         The indemnification agreement provides that we are to indemnify an indemnitee, who is or was a party or becomes a party or is threatened to be made a party to any threatened, pending or completed action or proceeding whether civil, criminal, administrative or investigative by reason of the fact that the indemnitee is or was one of our directors, officers, key employees or agents. We are to advance all expenses, judgments, fines, penalties and amounts paid in settlement incurred by the indemnitee in connection with the investigation, defense, settlement or appeal of any civil or criminal action or proceeding as described above. The indemnitee is to repay such amounts advanced only if it shall be ultimately determined that he or she is not entitled to be indemnified by us. Any award of indemnification to an indemnitee, if not covered by insurance, would come directly from our assets, thereby affecting a shareholder's investment.

         Except for the claim involving Euromerica, there is no pending litigation or proceeding involving an indemnitee where indemnification would be required or permitted under the indemnification agreements.

Termination of Employment and Change of Control Agreements
----------------------------------------------------------

         Except for the compensation plans covering David C. Meltzer, we have no compensatory plans or arrangements which relate to the resignation, retirement or any other termination of any of our executive officers or key employees, a change in our control or a change in any such executive officer's or key employee's responsibilities following a change in control.

Directors' and Officers' Liability Insurance
--------------------------------------------

         We have obtained directors' and officers' liability insurance with a $2,000,000 limit of liability. The policy period expires on June 1, 2002. We intend to renew such policy or obtain comparable coverage after the expiration of such policy.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

         The following table sets forth information regarding beneficial ownership of our Common Stock as of May 1, 2002:

         o each shareholder who is known by us to own beneficially 5% or more of our Common Stock;
         o each of our directors and each of the officers named in Item 10 - "Directors and Executive officers of the Registrant," or the Named Executives, of this Report; and
         o    all of our directors and executive officers as a group.

                                                                                   Percentage of
                                                             Number of Shares      Shares Beneficially
             Name and Address Of Beneficial Owner (1)      Beneficially Owned      Owned (1)
          -------------------------------------------      ------------------      -------------------
          David C. Meltzer(2)                                         170,000         *
          Douglas Yee (3)                                             600,000         3.52%
          Don-Gil Park (4)                                                  0         *
          Se Yup Choi (4)                                                   0         *
          Carlos Lau (5)                                              756,073         4.42%
          Cyberbank Corp. (6)                                       3,891,100         22.44%
          All directors and officers as a group (5 persons) (7)       838,000         4.86%

-----------

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of May 1, 2002, are deemed outstanding for computing the percentage ownership of the shareholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other shareholder. Unless otherwise indicated in the footnotes to this table, we believe shareholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such shareholder's name. Unless otherwise indicated, the officers, directors and shareholders can be reached at our principal offices. Percentage of ownership is based on 16,957,174 shares of Common Stock outstanding as of May 1, 2002.

(2) Includes options to purchase up to 485,000 shares of Common Stock, 170,000 of which have vested as of the date of this Report. Options to purchase 35,000 shares of our Common Stock vest every three months and full vesting occurs June 30, 2004. The options expire on September 17, 2007. Mr. Meltzer's address is 5375 Mira Sorrento Place, Suite 290, San Diego, California 92121.

(3) Includes 500,000 shares of restricted Common Stock and $50,000 of debentures, which are convertible into 100,000 shares of restricted Common Stock at a conversion price of $0.50 per share. Does not include options to purchase up to 300,000 shares of Common Stock granted September 17, 2001. The options vest in equal increments on each of September 17, 2002, 2003, 2004, and 2005. The options expire on September 17, 2007. Mr. Yee's address is 837 West Hastings Street, Suite 207, Vancouver, Canada V6C-1B6.

(4) Does not include options granted each of Messrs. Park and Choi to purchase 25,000 shares of Common Stock at an exercise price of $0.50 per share each. The options vest annually in equal increments on each of September 17, 2002, 2003, 2004 and 2005. The options expire on September 17, 2007. Messrs. Park and Choi have been designated to our board of directors by Cyberbank pursuant to the terms of our distribution agreement with Cyberbank. Mr. Park is a Senior Executive Director of Cyberbank Mr. Choi is the General Manager of Overseas Marketing for Cyberbank. Cyberbank beneficially owns 3,880,000 shares of our Common Stock. Messrs. Park and Choi may be deemed to beneficially own the shares owned by Cyberbank. The address for each of Messrs. Park and Choi is Cyberbank Corp., 18th Floor, Mirae Bldg., 1306-6, Seocho-dong, Seocho gu, Seoul, 137-855, Korea.

(5) We are aware that: (i) Mr. Lau owns 623,573 freely tradable shares of our Common Stock registered in his name and $66,250 of debentures, which are convertible into 132,500 shares of restricted Common Stock at a conversion price of $0.50 per share; and (ii) 1,250,000 shares of restricted Common Stock are registered in the names of the members of Mr. Lau's immediate family or their affiliates. Members of Mr. Lau's immediate family also hold $100,000 of debentures, which are convertible into 200,000 restricted shares of Common Stock at a conversion price of $0.50 per share.

(6) Includes 3,500,000 shares of Common Stock and $190,000 of debentures, which are convertible into 380,000 shares of restricted Common Stock at a conversion price of $0.50 per share and 11,100 shares of Common Stock held in trust for Cyberbank's employees. Does not include options to purchase 50,000 shares of our Common Stock issued to Young-Sun Cho, the president of Cyberbank. The address for Cyberbank is Cyberbank Corp., 18th Floor, Mirae Bldg., 1306-6, Seocho-dong, Seocho gu, Seoul, 137-855, Korea.

(7) Includes 641,231 shares of Common Stock, options to purchase up to 190,000 shares of Common Stock and $50,000 of debentures, which are convertible into 100,000 shares of restricted Common Stock at a conversion price of $0.50 per share. Does not include options to purchase 700,000 shares of Common Stock at an exercise price of $0.50, which options have not yet vested.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

         Transactions with Cyberbank
         ---------------------------

          On November 6, 2000, Cyberbank granted to us the exclusive right to market, distribute and sell the PC-EPhone 1.0 in the United States and Canada and a right of first refusal to acquire the marketing, distribution and sales rights for (a) any future products on an exclusive basis within the United States and Canada; and (b) future products on a non-exclusive basis for the remaining countries worldwide on terms mutually agreeable to the parties. Our distribution rights terminate on December 31, 2007, unless extended by mutual agreements, or earlier terminated in accordance with the terms of the distribution agreement. In consideration for such distribution rights, we issued to Cyberbank 3,500,000 shares of our Common Stock and granted warrants to purchase up to 2,500,000 shares of Common Stock at a purchase price of $3.20 per share. On December 31, 2001, Cyberbank allowed its warrants to expire without exercise. The distribution agreement entitled Cyberbank to appoint nominees to our Board of Directors representing a minimum of 40% of such Board of Directors during the term of this agreement. If Cyberbank's nominees constitute less than 40% of our Board of Directors, other than by reason of resignation of Cyberbank's nominees or the failure of Cyberbank to provide nominees, for continuous period of more than 60 days, then Cyberbank will be entitled to terminate this Agreement. As of the date of this Report, Cyberbank designees comprise 2 of our 4 directors.

         On September 28, 2001, Cyberbank agreed to purchase a minimum of three subordinated convertible debentures in the amount of $150,000 each for an aggregate minimum purchase price of $450,000 on each of October 15, 2001, November 1, 2001 and December 1, 2001. Cyberbank also has the option of purchasing a subordinated convertible debenture of up to the amount of $250,000. As of November 8, 2001, Cyberbank had purchased debentures in the aggregate principal amount of $190,000. The debentures as negotiated mature on November 8, 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. The debentures bear no interest, unless we default on the terms of such debentures, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The holder of the debentures may convert the debentures into shares of our Common Stock at a price of $0.50 per share at any time prior to the maturity date. We have agreed to file a registration statement covering the Common Stock underlying the debentures after the date of the earlier of (a) the conversion of all of the debentures or (b) the maturity date. We have not obtained the letters of credit and purchase orders for the PC-EPhone
1.0 as required under this debenture. We anticipate renegotiating the terms of the debentures, if we implement our proposed business plan with PCHL.

         On September 17, 2001, we granted Young-Sun Cho, the president of Cyberbank, options to purchase 50,000 shares of our Common Stock at an exercise price of $0.50 per share. The options vest annually in equal increments on each of September 17, 2002, 2003, 2004 and 2005. The options expire September 17, 2007. The options granted to Mr. Cho may be deemed to be beneficially owned by Cyberbank.

         Transactions with Carlos Lau and His Affiliates
         -----------------------------------------------

         We have entered into several transactions with Carlos Lau, a principal shareholder, and certain of his affiliates, including Wicom and Aidiicom. There are certain disputes between Mr. Lau and us regarding these transactions. Mr. Lau alleges that we owe him and his affiliated entities an aggregate of approximately $448,772 with respect to certain agreements under which he or his affiliates were to provide services or products to us. We are in the process of negotiating a resolution of these disputes.

         We entered into a six-month license agreement with Wicom Networks Corp., a British Columbia corporation, or Wicom, an entity affiliated with Carlos Lau, a principal shareholder, to provide 802.11a and 802.11b Access Points, and Application Specific Integrated Circuit, or ASIC Chips, Personal Computer Memory Card International Association, or PCMCIA cards and wireless Internet phone systems (with video), as they become available. This license has expired. We are in the process of negotiating an extension of this license.

         On January 15, 2002, Mr. Lau loaned us the principal amount of $142,000, bearing interest at a rate of 4.37% simple interest per annum. We are in discussions with Mr. Lau regarding the repayment of the loan.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

A.   Financial Statements
     --------------------

         Consolidated balance sheets of PC-EPhone, Inc. and its subsidiaries as of December 31, 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the years ended December 31, 2001 and 2000.

B.   Reports on Form 8-K
     -------------------

         We did not file any Current Reports on Form 8-K during the quarterly period ended December 31, 2001.

C.   Other Exhibits
     --------------

    2.1     Letter Agreement dated November 7, 2000, between the Company and
            Peace for the New Millennium Ltd., pursuant to which the Company acquired Peace for the New Millennium Ltd. (1)
    3(i)    Articles of Incorporation including all amendments thereto. (1)
    3(ii)   Bylaws (2)
    10.1    Distribution Agreement dated November 6, 2000, between the Company and Cyberbank Corp. (3)
    10.2    Warrants Agreement dated November 6, 2000, between the Company and
            Cyberbank Corp. (1)
    10.3    Letter Agreement dated February 8, 2001, between the Company and
            Cyberbank Corp. (3)
    10.4    Letter dated April 12, 2002, from Cyberbank Corp.
    10.5    Joint Venture Agreement dated 2001, between the Company and Aidiicom
            Technologies Ltd.
    10.6    Subdistributor Agreement dated as of November 15, 2000, between the
            Company and FutureCom Global, Inc. (1)
    10.7    Tri-Party Agreement dated February 9, 2001, among the Company,
            Cyberbank Corp. and FutureCom Global, Inc. (3)
    10.8    Credit Agreement dated April 8, 2002, among the Company, PC-EPhone
            Ltd., PC-EPhone Canada Enterprises, Inc., PC-eSolutions and Process
            Control (Holdings) Limited.
    10.9    Convertible Promissory Note dated April 8, 2002, by the Company in favor of Process Control (Holdings) Limited.
    10.10   Registration Rights Agreement dated April 8, 2002, between the
            Company and Process Control (Holdings) Limited.
    10.11   Stock Pledge Agreement dated April 8, 2002, among the Company,
            PC-EPhone Ltd., PC-EPhone Canada Enterprises, Inc., PC-eSolutions and Process Control (Holdings) Limited.
    10.12   Security Agreement dated April 8, 2002, among the Company, PC-EPhone
            Ltd., PC-EPhone Canada Enterprises, Inc., PC-eSolutions and Process
            Control (Holdings) Limited.
    10.13   Form Indemnification Agreement
    10.14   Employment Agreement dated July 1, 2001, between the Company and
            David C. Meltzer
    10.15   Letter dated April 9, 2002 from David Meltzer
    10.16   2001 Stock Option Plan
    16.1    Letter re: Change in Certifying Accountant of Amisano Hanson
            Chartered Accountants, dated March 25, 2002.(4)

-------------------------------------------------------------------------------

          (1) Incorporated by reference from our report on Form 10-KSB/A filed on June 8, 2001.
          (2) Incorporated by reference from the Form 10-SB filed by Newlands Oil and Gas, Inc. on June
                   11, 1999.
          (3) Incorporated by reference from our report on Form 10-KSB/A filed on February 7, 2002.
          (4) Incorporated by reference from our report on Form 8-K/A filed on March 26, 2002.


                       DOCUMENTS INCORPORATED BY REFERENCE

         We are currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and in accordance therewith files reports, proxy statements and other information with the Commission. Such reports, proxy statements and other information may be inspected and copied at the public reference facilities of the Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549; at its New York Regional Office, 233 Broadway, New York, NY 10279; and at its Chicago Regional Office, 175 W. Jackson Boulevard, Suite 900, Chicago, IL 60604, and copies of such materials can be obtained from the Public Reference Section of the Commission at its principal office in Washington, D.C., at prescribed rates. In addition, such materials may be accessed electronically at the Commission's site on the World Wide Web, located at http://www.sec.gov. We intend to furnish our shareholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

                                    SIGNATURES
         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PC-EPHONE, INC.


     Dated:  May 13, 2002             By:  /s/ David C. Meltzer
                                          ---------------------
                                          David C. Meltzer
                                          Chief Executive Officer, President and
                                          Director



                                   SIGNATURES
         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.



                                      PC-EPHONE, INC.


     Dated:  May 13, 2002             By:  /s/ David C. Meltzer
                                          ---------------------
                                          David C. Meltzer
                                          Chief Executive Officer, President and
                                          Director


     Dated:  May 13, 2002             By:  /s/ Douglas Yee
                                          ----------------
                                          Douglas Yee
                                          Chief Financial Officer and Director


     Dated:  May 13, 2002             By: :  /s/ Don-gil Park
                                            -----------------
                                          Don-gil Park
                                          Director



     Dated:  May 13, 2002             By: :  /s/ Se Yup Choi
                                            ----------------
                                          Se Yup Choi
                                          Director