Form 10QSB
period 2002-03-31
PC EPHONE INC
filed 2002-06-19
CIK 1066651

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from __________ to __________

    Commission File Number 0-26341

                                 PC-EPHONE, INC.
                                 ---------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                                               98-0197707
---------------                                                      ----------
(State or other                                                   (IRS Employer
jurisdiction of                                              Identification No.)
incorporation)

      5375 Mira Sorrento Place, Suite 290, San Diego, California USA 92121
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                    ----------------------------------------

                                  858-550-2020
                                  ------------
                           (Issuer's telephone number)
                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

There were 16,957,174 common shares outstanding of as of May 1, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

GENERAL

PC-EPhone, Inc.'s (the "Company's") un-audited financial statements for the three months ended March 31, 2002 are included with this Form 10-QSB. The un-audited financial statements for the three months ended March 31, 2002 include:

    (a)  Consolidated Balance Sheet as of March 31, 2002;
    (b) Consolidated Statements of Operations - for the three months ended March 31, 2002 and March 31, 2001;
    (c) Consolidated Statements of Cash Flows - for the three months ended March 31, 2002 and March 31, 2001;
    (d) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2002 and March 31, 2001;
    (e)  Notes to Consolidated Financial Statements

The un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                                       CONTENTS
                                                     March 31, 2002 (unaudited)
-------------------------------------------------------------------------------


                                                                      Page
CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                   F-2 - F-3

       Consolidated Statements of Operations                           F-4

       Consolidated Statements of Comprehensive Income                 F-5

       Consolidated Statements of Cash Flows                        F-6 - F-7

       Notes to Consolidated Financial Statements                  F-8 - F-14

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                     March 31, 2002 (unaudited)
-------------------------------------------------------------------------------

                                     ASSETS

Current assets
     Accounts receivable, including $8,632 from a related party                   $         11,380
     Other receivables                                                                       9,513
     Prepaid expenses and deposits                                                          83,179
                                                                                  ----------------
         Total current assets                                                              104,072

Note receivable - officer, net of allowance of $20,000                                           -
Property and equipment, net                                                                 60,322
Distribution rights, net of accumulated amortization of $1,868,023                       7,581,978
Other assets                                                                               127,270
Deferred financing costs                                                                    10,650
                                                                                  ----------------
                  Total assets                                                    $      7,884,292
                                                                                  ================




   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                     March 31, 2002 (unaudited)
-------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Book overdraft                                                                 $          4,887
     Accounts payable, including $17,357 to a related party                                  566,064
     Accrued expenses                                                                        310,846
     Advances payable, including $158,000 to related parties                                 398,087
     Note payable, including $155,311 to related parties                                     255,311
     Subordinated convertible notes payable, including $690,000
         to related parties                                                                  740,000
                                                                                    ----------------
              Total current liabilities                                                    2,275,195
                                                                                    ----------------
Commitments and contingencies

Shareholders' equity
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         no (unaudited) shares issued and outstanding                                              -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         16,672,039 (unaudited) shares issued and outstanding                                 16,853
     Additional paid-in capital                                                           11,224,227
     Committed common stock                                                                   36,600
     Accumulated other comprehensive income                                                    1,425
     Accumulated deficit                                                                  (5,670,008)
                                                                                    ----------------
              Total shareholders' equity                                                   5,609,097
                                                                                    ----------------
                   Total liabilities and shareholders' equity                       $      7,884,292
                                                                                    ================






   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Three Months Ended March 31,
-------------------------------------------------------------------------------



                                                                           2002               2001
                                                                     ---------------    ----------------
                                                                       (unaudited)        (unaudited)
Sales, including $8,632 to a related party                           $        19,720    $              -

Cost of sales, including $1,597 from a related party                           2,288                   -
                                                                     ---------------    ----------------
Gross profit                                                                  17,432                   -
                                                                     ---------------    ----------------
Operating expenses
     General and administrative expenses                                     423,949             567,889
     Amortization of distribution rights                                     329,651             329,651
                                                                     ---------------    ----------------
         Total operating expenses                                            753,600             897,540
                                                                     ---------------    ----------------
Loss from operations                                                        (736,168)           (897,540)

Other expense
     Interest expense                                                        (16,953)                  -
                                                                     ---------------    ----------------
Net loss                                                             $      (753,121)   $       (897,540)
                                                                     ===============    ================
Basic and diluted loss per share                                     $         (0.05)   $          (0.06)
                                                                     ===============    ================
Basic and diluted weighted-average shares outstanding                     16,467,039          16,122,167
                                                                     ===============    ================






   The accompanying notes are an integral part of these financial statements.

                                              PC-EPHONE, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                          For the Three Months Ended March 31,
------------------------------------------------------------------------------

                                                                    2002               2001
                                                              ---------------    ----------------
                                                               (unaudited)        (unaudited)

Net loss                                                      $      (753,121)   $       (897,540)

Other comprehensive income
     Foreign currency translation adjustment                              822                   -
                                                              ---------------    ----------------
         Comprehensive loss applicable to common
              shareholders                                    $      (752,299)   $       (897,540)
                                                              ===============    ================











   The accompanying notes are an integral part of these financial statements.

                                              PC-EPHONE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For the Three Months Ended March 31,
------------------------------------------------------------------------------

                                                                                      2002               2001
                                                                                ---------------    ----------------
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities
     Net loss                                                                   $      (753,121)   $       (897,540)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation of property and equipment                                      1,000               1,543
              Amortization of distribution rights                                       329,651             329,651
              Amortization of deferred financing costs                                    3,550                   -
              Options issued for services rendered                                            -             128,842
              Common stock committed for services rendered                               30,000                   -
              (Increase) decrease in
                  Accounts receivable                                                   (11,380)             (2,260)
                  Other receivables                                                       3,494                   -
                  Prepaid expenses and deposits                                         (14,760)             26,884
                  Loans receivable                                                            -             (11,000)
                  Deferred financing costs                                              (14,200)                  -
              Increase (decrease) in
                  Accounts payable                                                      112,743             (14,266)
                  Accrued expenses                                                      209,679                   -
                                                                                ---------------    ----------------
                      Net cash used in operating activities                            (103,344)           (438,146)
                                                                                ---------------    ----------------
Cash flows from investing activities
     Purchase of property and equipment                                                       -              (2,234)
     Proceeds from disposal of property and equipment                                     4,598                   -
     Purchase of other assets                                                          (105,081)                  -
                                                                                ---------------    ----------------
                      Net cash used in investing activities                            (100,483)             (2,234)
                                                                                ---------------    ----------------
Cash flows from financing activities
     Book overdraft                                                                       4,887                   -
     Proceeds from advances payable                                                      38,000             475,000
     Proceeds from note payable                                                         155,311               3,058
                                                                                ---------------    ----------------
                      Net cash provided by financing activities                         198,198             478,058
                                                                                ---------------    ----------------
Cumulative translation adjustment                                                           822                   -
                                                                                ---------------    ----------------
                           Net increase (decrease) in cash                               (4,807)             37,678

Cash, beginning of year                                                                   4,807              81,780
                                                                                ---------------    ----------------
Cash, end of year                                                               $             -    $        119,458
                                                                                ===============    ================






   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Three Months Ended March 31,
-------------------------------------------------------------------------------


Supplemental schedule of non-cash investing and financing activities During the three months ended March 31, 2002, the Company:

    o issued 385,000 committed shares (unaudited) of common stock valued at $192,500 (unaudited).

    o committed to issue 95,135 (unaudited) shares of common stock as payment for services rendered valued at $30,000 (unaudited).














   The accompanying notes are an integral part of these financial statements.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of PC-EPhone, Inc. and its wholly owned subsidiaries, PC-EPhone Ltd. (a Bermuda company), PC-eSolutions, Inc. (a Delaware corporation), and PC-EPhone Canada Enterprises Inc. (a British Columbia Canada company) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         Going Concern
         -------------
         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the three months ended March 31, 2002 and 2001 was $21,049 (unaudited) and $0 (unaudited), respectively.

         Loss Per Share
         --------------
         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                   For the Three Months Ended
                                                                                           March 31,
                                                                                ---------------------------------
                                                                                      2002             2001
                                                                                ---------------  ----------------
                                                                                 (unaudited)      (unaudited)
                  Options outstanding under the Company's stock
                      option plans                                                  1,430,000           225,000
                  Warrants issued in conjunction with a distribution
                      agreement with Cyberbank                                              -         2,500,000
                  Convertible notes payable                                         1,480,000                 -

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

         Recently Issued Accounting Pronouncement
         ----------------------------------------
         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect.

       ----------------------------------------------------
       As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2002 consisted of the following:

                  Office furniture and equipment               $         28,548
                  Computer equipment                                     46,356
                                                               ----------------
                                                                         74,904
                  Less accumulated depreciation                          14,582
                                                               ----------------
                      Total                                    $         60,322
                                                               ================

         Depreciation expense was $1,000 (unaudited) and $1,543 (unaudited) for the three months ended March 31, 2002 and 2001, respectively.


NOTE 4 - DISTRIBUTION RIGHTS

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

         ---------------
         In consideration for these rights, the Company issued 3,500,000 shares of common stock valued at $2.70 per share to Cyberbank for total non-cash consideration of $9,450,000. As a condition for maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the product by the United States Federal Communications Commission, which occurred on April 27, 2001. The Company also granted Cyberbank warrants entitling Cyberbank to acquire 2,500,000 shares of common stock at $3.20 per share. These warrants were exercisable during the period from November 1, 2001 to December 31, 2001. In addition, PC-EPhone Ltd. agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totaling $23,300,000. As of December 31, 2001, the Company has not paid the $2,000,000 cash obligation that was due on May 21, 2001. The warrants expired on December 31, 2001 without being exercised.

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


NOTE 5 - NOTE PAYABLE

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


NOTE 6 - NOTE PAYABLE TO RELATED PARTY

         On January 15, 2002, a shareholder loaned the Company $142,000, bearing interest at a rate of the London Inter-Bank Offering Rate, plus 2 points for a total of 4.37% simple interest per annum. The note is due on demand and is unsecured.

NOTE 7 - SUBORDINATED CONVERTIBLE NOTES PAYABLE

         August 2001
         -----------
         During August 2001, the Company issued nine convertible promissory notes in exchange for $550,000, of which $500,000 was received from a director, three shareholders, a relative of a shareholder, and three employees of the Company and of which $232,500 was converted from advances payable. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory notes bear interest at 6% per annum, with interest due in November 2001, February 2002, and May 2002, and principal and unpaid interest are due at maturity in August 2002. The notes are convertible at the option of the holder at any time before maturity into shares of the Company's common stock at a conversion price of $1.25 per share during the first six months after the issuance of the notes and at a rate of $0.50 per share during the subsequent six-month period until the notes mature.

         If the Company's common stock trades for 10 consecutive trading days above $3.75 per share, the Company can demand conversion of the notes at 50% of the conversion price in effect at that time. If the Company's common stock trades for 10 consecutive trading days above $5.75 per share, the Company can demand conversion of the notes at the conversion price in effect at that time. The Company is in default on the February 2002 interest payment; however, it has obtained waivers from all lenders extending payment to May 2002. The Company paid the interest in May 2002. The Company is in default on the May 2002 interest payment.

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

NOTE 8 - SHAREHOLDERS' EQUITY

         Common Stock
         ------------
         During the three months ended March 31, 2002, the Company issued 385,000 shares (unaudited) of common stock that had been previously committed as payment for advances payable for $192,500 (unaudited).

         Consulting Services
         -------------------
         On January 1, 2002, the Company entered into an agreement with a consultant to provide investor relations services and sponsor the Company's participation at its investor conferences. The monthly fee for such services is $10,000, payable in shares of the Company's restricted common on a monthly basis. As of March 31, 2002, the Company was committed to issue 95,135 shares of its common stock to the consultant.


NOTE 9 - JOINT VENTURE AGREEMENT

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

         Upon formation of the joint venture, the Company would agree to contribute all of its rights and obligations under any future distribution agreements that it enters into with Cyberbank or Seoul Systems Co., Ltd. ("SSC"), a Korean corporation, for the territories of Europe, the Middle East, Africa, and China. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of the Company's issued and outstanding common stock at the time of conversion. Upon conversion, PCHL would be entitled to appoint four of the seven members on the Company's Board of Directors, and WCL and the joint venture entity would become the Company's wholly owned subsidiaries. Either party may terminate this agreement upon written notice.

         In connection with the agreement with PCHL, PCHL recently placed an order with SSC for 35,000 units of a flexible keyboard for distribution in the territories of Europe, China, the Middle East, and Africa. PCHL also posted a letter of credit in the amount of $673,450 on March 5, 2002 in connection with this purchase. If the joint venture is formed, the keyboards and the proceeds from the sale of the keyboards will be contributed to the joint venture entity. If the joint venture is not formed, PCHL will retain possession of the flexible keyboards and be entitled to distribute them in the territories of Europe, China, the Middle East, and Africa. At March 31, 2002, the Company had an accounts receivable balance of $8,632 from WCL and an accounts payable balance of $17,357 to WCL. During the three months ended March 31, 2002, the Company had recognized sales and cost of sales of $8,632 and $0, respectively, from transactions with WCL.

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

         The shares issuable under the promissory note are subject to certain demand and piggyback registration rights. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory note bears interest at 7% per annum, and principal and unpaid interest are due within 90 days of either entering into a definitive joint venture agreement or the termination of negotiations regarding the joint venture. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.192 per share only upon the occurrence and continuance of an event of default as defined in the bridge loan agreement. The Company has received $430,332 under this agreement.


NOTE 10 - SUBSEQUENT EVENT

         In April 2002, the Company issued 10,000 committed shares of Common Stock valued at $6,600 to a consultant for investor relations services rendered in 2001.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Certain statements in this Quarterly Report on Form 10-QSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PC-EPhone, Inc., a Nevada corporation and its subsidiaries (collectively referred to in this Report as "we," "us" or "our") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors."

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

         Under our new business plan, we intend to market our products to the following three markets: (i) hardware and accessories; (ii) applications; and
(iii) networks. We are relying on the sales of our hardware, accessories and software applications integrated into our handheld computer devices to generate revenues in the near future. We anticipate launching our PC-EPhone, either in its current form, the PC-EPhone 1.0, or a next-generation model that is to be developed, the PC-EPhone 2.0 GSM/GPRS, and generating revenues from wireless networks if we receive government approval and carrier acceptance of our current and future wireless products.

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

         On March 27, 2002, we entered into an agreement with Process Control (Holdings) Ltd. ("PCHL") whereby we would agree to form a joint venture with PCHL's wholly owned subsidiary, Whitelite Communications Ltd. ("WCL"). PCHL is a telecommunications, electrical design and distribution company based in Ireland. If formed, the joint venture entity would distribute our products on a worldwide basis, subject to certain exclusions. We would own 15% of the joint venture entity. The remaining 85% would be owned by PCHL.

         Upon formation of the joint venture, we would agree to contribute all of our rights and obligations under any future distribution agreements that we enter into with Cyberbank or Seoul Systems Co., Ltd. ("SSC") for the territories of Europe, the Middle East, Africa and China. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of our issued and outstanding Common Stock at the time of conversion. Upon conversion, PCHL would be entitled to appoint 4 of the 7 members on our board of directors and WCL and the joint venture entity would become our wholly owned subsidiaries.

         Under our agreement with Cyberbank, we have agreed to purchase an annual minimum of 500,000 units of the PC-EPhone 1.0. Additionally, we have agreed to place two binding purchase orders for a total of $25,300,000, to be paid with cash of $2,000,000 on May 21, 2001, and letters of credit totaling $23,300,000. We have not made the $2,000,000 payment. In addition, we have issued $550,000 principal amount of convertible debentures, which mature in August 2002 and $190,000 of subordinated convertible debentures, which mature in November 2002 or on such earlier date as may be permitted pursuant to the debentures upon an event of default. We have outstanding $142,000 of unsecured loans bearing interest at the rate of 4.37% per annum and $411,399 of unsecured, non-interest bearing loans payable on demand, as of the date of this Report. Further, as of the date of this Report, we owed approximately US $430,332 with respect to the bridge loan facility with PCHL. The principal amount of the loan accrues interest at a rate of 7% per annum, and is secured by a lien on our assets. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier.

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

Results of Operations
---------------------

         Results of Operations for the Quarters Ended March 31, 2002 and 2001. We generated sales and miscellaneous income of $19,720 and $0 during the quarters ended March 31, 2002 and 2001, respectively, which related to sales of PDAs (PC-E PDAs and MIAs), 802.11b access points and various accessories for a wireless local area network (WLAN) pilot (test) installation, and sample devices, including MIAs and accessories, to one international customer and one domestic customer. The increase in sales in 2002 related to new relationships with customers and sub-distributors that we began developing in the latter part of 2001 and to our distribution of products that we added to our set of offerings in the latter part of 2001.

         Cost of sales increased to $2,288 during the quarter ended March 31, 2002 from $0 during the quarter ended March 31, 2001. Cost of sales during the quarters ended March 31, 2002 and 2001 primarily related to the cost of purchasing sample devices and other accessories from our manufacturers.

         Selling, general and administrative expenses during the quarter ended March 31, 2002 decreased to $723,600 from $768,698 (excluding non-cash compensation expenses) during the quarter ended March 31, 2001. The decrease primarily related to reductions in consulting fees, legal fees and travel offset by increases in salaries, benefits and other costs.

         Non-cash compensation expenses decreased to $30,000 during the quarter ended March 31, 2002 from $128,842 during the quarter ended March 31, 2001. The decrease relates to the reduction of consulting services.

         Amortization of distribution rights was $329,651 during the quarter ended March 31, 2002 which was consistent with the amount for March 31, 2001. These amounts related to the amortization of our distribution rights obtained from Cyberbank.

         Net interest expense during the quarters ended respectively on March 31, 2002 and 2001 was $16,953 and $0. Net interest expense during the quarter ended March 31, 2002 primarily related to our subordinated convertible debentures issued in August 2001 and other borrowings.

         As a result of the foregoing, we incurred a net loss of $753,121 or $0.05 per share, during the quarter ended March 31, 2002, as compared to a net loss of $897,540, or $0.06 per share, during the quarter ended March 31, 2001.

         Liquidity and Capital Resources. We have historically financed our operations through working capital provided from operations, private placements of equity and debt securities and loans. In the three month period ended March 31, 2002, we received proceeds, before deducting of fees, of $142,000 through a loan from an affiliate, a loan in the amount of $13,331 that was subsequently converted into a portion of a bridge loan facility from PCHL and we received $38,000 from advances payable from two affiliates. We have had very limited income from our new business operations.

         In August 2001, we issued convertible debentures to certain persons, including our directors, executive officers and a principal shareholder resulting in net proceeds of $550,000, of which $232,500 was converted from advances payable. These convertible debentures mature in August 2002. We have defaulted on interest payments totaling approximately $9,000 which were due in May 2002 on the $550,000 (principal) subordinated convertible debentures.

         In November 2001, we issued $190,000 of subordinated convertible debentures to Cyberbank Corp, one of our major shareholders. These convertible debentures mature in November 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. We have defaulted on certain terms and conditions under the subordinated convertible debentures with Cyberbank.

         In November 2001, one of our creditors agreed to convert $102,500 of our debt obligations into 205,000 shares of Common Stock at a conversion price of $0.50 per share. These shares were issued in the first quarter of 2002. In December 2001, one of our creditors agreed to convert $90,000 of our debt obligations into 180,000 shares of Common Stock at a conversion price of $0.50 per share. These shares were issued in the first quarter of 2002. In April 2002, we agreed to issue 220,000 shares of Common Stock and warrants to purchase up to 100,000 shares of Common Stock in settlement of a debt obligation in the principal amount of $100,000, plus accrued interest on such amount.

         In April 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of the date of this Report, we have received US $430,332 under the bridge loan facility.

         At March 31, 2002, the ratio of current assets to current liabilities was 0.05 to 1.00 compared to 0.18 to 1.00 at March 31, 2001 and 0.05 to 1.00 at December 31, 2001. As of March 31, 2002, we had a working capital deficit of $2,171,123 and an accumulated deficit of $5,670,008.

         Cash and cash equivalents and short-term investments were overdrawn resulting in a negative cash balance of $4,887 as of March 31, 2002, as compared to positive cash of $119,458 as of March 31, 2001. This decrease was primarily attributable to net cash used in operations and investing activities, net of cash provided by financing activities.

         As of March 31, 2002, we had borrowings in the aggregate amount of $1,393,398. As of March 31, 2001, we had borrowings in the aggregate amount of $598,058. The increase in borrowings related primarily to increases in notes payable and advances payable, and the issuance of the convertible debentures in 2001.

         Net cash used in operating activities was $103,344 and $438,146 for the quarters ended March 31, 2002 and 2001, respectively.

         Net cash used in operating activities during the quarter ended March 31, 2002 primarily consisted of net losses, increases in accounts receivable, and increases in prepaid expenses and deposits offset by depreciation of property and equipment and amortization of our distribution rights related to the PC-EPhone products, increases in accounts payable and accrued expenses, and the payment in our securities (including common stock and options) of fees for services by consultants.

         Net cash used in operating activities during the quarter ended March 31, 2001 primarily consisted of net losses, increases in loans and accounts receivable, and decreases in accounts payable, offset by depreciation of property and equipment and amortization of our distribution rights related to the PC-EPhone products, increases in prepaid expenses and deposits, and issuance of options for services rendered.

         Net cash used in investing activities was $100,483 and $2,234 for the quarters ended March 31, 2002 and 2001, respectively. In the quarter ended March 31, 2002, our investing activities primarily consisted of legal costs in connection with the agreement with PCHL. In the quarter ended March 31, 2001, we utilized $2,234 to acquire property and equipment for our new business operations.

         Net cash provided by financing activities was $198,198 and $478,058 during the quarters ended March 31, 2002 and 2001, respectively. In the quarter ended March 31, 2002 we received $155,311 from the proceeds of two loans, $38,000 from the proceeds of certain unsecured, non-interest bearing loans payable on demand, and $4,887 from a book overdraft. In the quarter ended March 31, 2001, we received $475,000 from the proceeds of certain unsecured, non-interest bearing loans payable on demand, and $3,058 from the proceeds of a note payable.

         The Company has received a report from its independent auditors that includes an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern. These consolidated financial statements contemplate the ability to continue as such and do not include any adjustments that might result from this uncertainty.

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

                           Part II - Other Information

Item 1.  Legal Proceedings.

         FutureCom. We received a demand letter dated June 13, 2001, from FutureCom Global, Inc., or FutureCom. The demand letter relates to a Tri-Party Agreement by and among us, FutureCom and Cyberbank Corp. dated February 9, 2001 and a related Sub-distributor Agreement between FutureCom and us, dated November 15, 2000. The demand letter, among other things, seeks a full refund of all monies paid with respect to 1,000 units of personal digital assistants ordered from Cyberbank, in the amount of approximately $800,000. We are investigating our rights and obligations with respect thereto. Based on the information currently available to us, we are unable to evaluate the likelihood of an unfavorable outcome, if FutureCom should commence a legal proceeding against us with respect to this dispute. If FutureCom elects to commence a legal proceeding against us, we intend to vigorously defend against such legal proceeding.

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

Item 2.  Changes in Securities and Use of Proceeds

         In the first quarter of 2002, we issued 205,000 new shares of restricted stock in consideration for the conversion of advances payable in the amount of $102,500. We relied on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in respect of this issuance.

         Also in the first quarter of 2002, we issued 180,000 new shares of restricted stock in consideration for the conversion of advances payable in the amount of $90,000. We relied on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in respect of this issuance.

         In April 2002, the Company issued 95,000 options to one employee and one consultant with an average strike price of $0.50.

         In April 2002, we agreed to issue 220,000 shares of Common Stock and warrants to purchase up to 100,000 shares of Common Stock in settlement of a debt obligation in the principal amount of $100,000, plus accrued interest on such amount. We are relying on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in respect of this issuance.

         Also in April 2002, we issued 95,135 shares of Common Stock to a consultant for investor relations services rendered in the first quarter of 2002. Also in April 2002, we issued 10,000 committed shares of Common Stock valued at $6,600 to a consultant for investor relations services rendered in 2001. The Company relied on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of the foregoing securities.

         In the three month period ended March 31, 2002, we received proceeds, before deducting of fees, of $142,000 through a loan from an affiliate, a loan in the amount of $13,331 that was subsequently converted into a portion of a bridge loan facility from PCHL and we received $38,000 from advances payable from two affiliates. We have had very limited income from our new business operations.

         In April 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of the date of this Report, we have received US $430,332 under the bridge loan facility.


Item 3.   Defaults upon Senior Securities

         We have defaulted on interest payments totaling approximately $9,000 which were due in May 2002 on the $550,000 (principal) subordinated convertible debentures. We have also defaulted on certain terms and conditions under the subordinated convertible debentures with Cyberbank Corp., one of our major shareholders.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information


          None.

Item 6.   Exhibits and Reports on Form 8-K

16.1 We filed a report on Form 8K with the Securities & Exchange Commission on March 19, 2002 and amended on March 26, 2002. This report described the termination of the our relationship with Amisano Hanson Chartered Accountants as principal independent accountants and that we engaged the firm of Singer Lewak Greenbaum & Goldstein LLP to serve as our principal independent accountants.

       The same Form 8K also described the resignation and replacement of one of our directors. On March 6, 2002, Jaekil Song resigned as one of our Directors. On the same day, the Board of Directors appointed Se-Yup Choi as a Director to replace Mr. Song. Mr. Choi is the Manager of International Marketing for Cyberbank Corp., the developer of the PC-EPhone and one of our major shareholders.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 19, 2002

PC-EPHONE, INC.



By:  /s/ David C. Meltzer
----------------------------
David C. Meltzer
President, CEO, and Director