Form 10QSB
period 2002-06-30
PC EPHONE INC
filed 2002-09-04
CIK 1066651

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002


                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from         to
                                           ---------   ----------

                         Commission File Number: 0-19031
                                                 -------

                                 PC-EPHONE, INC.
                                 ----------------
             (Exact name of registrant as specified in its charter)

             Nevada                                         98-0197707
             ------                                         ----------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

        5375 Mira Sorrento Place, Suite 290, San Diego, California 92121
        ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                  858-550-2020
                                  ------------
              (Registrant's telephone number, including area code)




Indicated by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                           ---

The number of shares outstanding of the issuer's Common Stock as of August 29, 2002, was 17,221,227 shares.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                                       CONTENTS
                                                      June 30, 2002 (unaudited)

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

       Consolidated Balance Sheet                                 F-2 - F-3

       Consolidated Statements of Operations                         F-4

       Consolidated Statements of Comprehensive Income               F-5

       Consolidated Statements of Cash Flows                      F-6 - F-7

       Notes to Consolidated Financial Statements                F-8 - F-15

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                      June 30, 2002 (unaudited)

-------------------------------------------------------------------------------


                                     ASSETS

Current assets
    Cash                                                       $          3,278
    Accounts receivable, including $8,632 from a related party           11,380
    Other receivables                                                     9,806
    Prepaid expenses and deposits                                        82,917
                                                               ----------------

         Total current assets                                           107,381

Note receivable - officer, net of allowance of $20,000                        -
Property and equipment, net                                              60,885
Deferred financing costs                                                  7,100
                                                               ----------------

                  Total assets                                 $        175,366
                                                               ================





   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                      June 30, 2002 (unaudited)

-------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Accounts payable, including $22,669 to related parties     $       657,434
     Accrued expenses, including $4,100 to a related party              109,342
     Accrued payroll                                                    195,724
     Advances payable, including $158,000 to related parties            398,087
     Notes payable, including $632,312 to related parties               632,312
     Subordinated convertible notes payable, including $690,000
         to related parties                                             740,000
                                                                ---------------

              Total current liabilities                               2,732,899
                                                                ---------------

Commitments and contingencies

Shareholders' deficit
     Preferred stock, $0.01 par value
         1,000,000 shares authorized
         no (unaudited) shares issued and outstanding                         -
     Common stock, $0.001 par value
         50,000,000 shares authorized
         17,221,227 (unaudited) shares issued and outstanding            17,221
     Additional paid-in capital                                      11,385,779
     Accumulated other comprehensive income                              (9,811)
     Accumulated deficit                                            (13,950,722)
                                                                ---------------

              Total shareholders' deficit                            (2,557,533)
                                                                ---------------

                   Total liabilities and shareholders' deficit  $       175,366
                                                                ===============






   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                    For the Three and Six Months Ended June 30,

-------------------------------------------------------------------------------

                                                   For the Three Months Ended          For the Six Months Ended
                                                            June 30,                           June 30,
                                               ---------------------------------  ---------------------------------
                                                     2002             2001              2002             2001
                                               ---------------  ----------------  ---------------  ----------------
                                                (unaudited)      (unaudited)       (unaudited)      (unaudited)
Sales
   Third parties                               $         3,669  $              -  $        14,757  $              -
   Related parties                                           -                 -            8,632                 -
                                               ---------------  ----------------  ---------------  ----------------

     Total sales                                         3,669                 -           23,389                 -
                                               ---------------  ----------------  ---------------  ----------------

Cost of sales
   Third parties                                           627                 -            1,318                 -
   Related parties                                           -                 -            1,597                 -
                                               ---------------  ----------------  ---------------  ----------------

     Total cost of sales                                   627                 -            2,915                 -
                                               ---------------  ----------------  ---------------  ----------------

Gross profit                                             3,042                 -           20,474                 -
                                               ---------------  ----------------  ---------------  ----------------

Operating expenses
   General and administrative
     expenses                                          672,167           436,838        1,096,900         1,004,727
   Amortization of distribution rights               7,581,978           329,651        7,911,629           659,302
                                               ---------------  ----------------  ---------------  ----------------

       Total operating expenses                      8,254,145           766,489        9,008,529         1,664,029
                                               ---------------  ----------------  ---------------  ----------------

Loss from operations                                (8,251,103)         (766,489)      (8,988,055)       (1,664,029)

Other expense
   Interest income                                           -             3,126                -             3,126
   Interest expense                                    (28,828)                -          (45,780)                -
                                               ---------------  ----------------  ---------------  ----------------

Net loss $                                          (8,279,931)         (763,363) $    (9,033,835) $     (1,660,903)
                                               ===============  ================  ===============  ================

Basic and diluted loss per share               $         (0.50) $          (0.05) $         (0.55) $          (0.10)
                                               ===============  ================  ===============  ================

Basic and diluted weighted-average
   shares outstanding                               16,578,150        16,152,899       16,521,127        16,137,618
                                               ===============  ================  ===============  ================




   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                    For the Three and Six Months Ended June 30,

-------------------------------------------------------------------------------

                                             For the Three Months Ended         For the Six Months Ended
                                                        June 30,                         June 30,
                                         ---------------------------------  ---------------------------------
                                               2002             2001              2002             2001
                                         ---------------  ----------------  ---------------  ----------------
                                            (unaudited)      (unaudited)       (unaudited)      (unaudited)

Net loss $                                   (8,279,931)  $      (763,363)   $  (9,033,835)  $    (1,660,903)

Other comprehensive income
   Foreign currency translation
     adjustment                                 (11,236)                -          (10,414)                -
                                         ---------------  ----------------  ---------------  ----------------

     Comprehensive loss applicable
       to common shareholders            $   (8,291,167)  $      (763,363) $    (9,044,249)  $    (1,660,903)
                                         ===============  ================  ===============  ================









   The accompanying notes are an integral part of these financial statements.

                                               PC-EPHONE, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              For the Six Months Ended June 30,

--------------------------------------------------------------------------------

                                                                                      2002               2001
                                                                                ---------------    ----------------
                                                                                 (unaudited)        (unaudited)
Cash flows from operating activities
     Net loss                                                                   $    (9,033,835)    $    (1,660,903)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation of property and equipment                                      3,218               3,842
              Amortization of distribution rights                                     7,911,629             659,302
              Amortization of deferred financing costs                                    7,100                   -
              Options issued for services rendered                                            -             201,892
              Common stock for services rendered                                         40,000                   -
              (Increase) decrease in
                  Accounts receivable                                                   (11,380)            (10,297)
                  Other receivables                                                       3,201                   -
                  Prepaid expenses and deposits                                         (14,498)           (266,099)
                  Inventory                                                                   -             (16,798)
                  Deferred financing costs                                              (14,200)                  -
              Increase in
                  Accounts payable                                                      221,468             361,170
                  Accrued expenses                                                       97,346                   -
                  Accrued payroll                                                       121,874                   -
                                                                                ---------------    ----------------

                      Net cash used in operating activities                            (668,077)           (727,891)
                                                                                ---------------    ----------------

Cash flows from investing activities
     Purchase of property and equipment                                                 (20,137)            (25,548)
     Payments on loans receivable                                                             -             (11,000)
     Proceeds from disposal of property and equipment                                     4,598                   -
     Other assets                                                                        22,189                   -
                                                                                ---------------    ----------------

                  Net cash provided by (used in) investing activities                     6,650             (36,548)
                                                                                ---------------    ----------------

Cash flows from financing activities
     Proceeds from advances payable                                                      38,000             613,243
     Payments on note payable                                                                 -             (13,950)
     Proceeds from common stock                                                               -             100,000
     Proceeds from note payable                                                         632,312                   -
                                                                                ---------------    ----------------

                      Net cash provided by financing activities                         670,312             699,293
                                                                                ---------------    ----------------

Cumulative translation adjustment                                                       (10,414)                  -
                                                                                ---------------    ----------------






   The accompanying notes are an integral part of these financial statements.

                                              PC-EPHONE, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             For the Six Months Ended June 30,

-------------------------------------------------------------------------------

                                                                          2002               2001
                                                                    ---------------    ----------------
                                                                     (unaudited)        (unaudited)

                           Net increase (decrease) in cash          $        (1,529)   $        (65,146)

Cash, beginning of period                                                     4,807              81,780
                                                                    ---------------    ----------------

Cash, end of period                                                 $         3,278    $         16,634



Supplemental schedule of non-cash investing and financing activities During the six months ended June 30, 2002, the Company:

o issued 385,000 committed shares (unaudited) of common stock that had been previously committed for the conversion of debt totaling $192,500 (unaudited)

o issued 10,000 committed shares (unaudited) of common stock that had been previously committed for as payment for services rendered valued at $6,600 (unaudited)

o converted a note payable for $100,000 (unaudited) plus accrued interest of $15,321 (unaudited) into 220,000 shares (unaudited) of common stock and warrants to purchase 100,000 shares (unaudited)of common stock



   The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND LINE OF BUSINESS

         PC-EPhone, Inc. was incorporated in Nevada on June 17, 1998 as Newlands Oil & Gas, Inc. On December 15, 2000, its name was changed to PC-EPhone, Inc. PC-EPhone, Inc.'s common shares trade on the NASD Over-the-Counter Bulletin Board in the United States.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of PC-EPhone, Inc. and its wholly owned subsidiaries, PC-EPhone Ltd. (a Bermuda company), and PC-EPhone Canada Enterprises Inc. (a British Columbia Canada company) (collectively, the "Company"). All significant inter-company accounts and transactions are eliminated in consolidation.

         Basis of Presentation
         ---------------------
         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

         Advertising Expense
         -------------------
         The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the six months ended June 30, 2002 and 2001 was $19,393 (unaudited) and $0 (unaudited), respectively.

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

         The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect would have been anti-dilutive:

                                                                                  For the Six Months Ended
                                                                                          June 30,
                                                                            -----------------------------------
                                                                                  2002               2001
                                                                            ---------------    ----------------
                                                                             (unaudited)        (unaudited)
                  Options outstanding under the Company's stock
                      option plans                                                1,430,000              62,500
                  Warrants issued in conjunction with a distribution
                      agreement with Cyberbank                                            -           2,500,000
                  Warrants issued in conjunction with the
                      conversion of a note payable                                  100,000                   -
                  Convertible notes payable                                       1,480,000                   -

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




   The accompanying notes are an integral part of these financial statements.

         Recently Issued Accounting Pronouncement (Continued)
         ----------------------------------------------------
         As a result, the criteria in Accounting Principles Board No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary as SFAS No. 4 has been rescinded. SFAS No. 44 has been rescinded as it is no longer necessary. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-lease transactions. This statement also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. The Company does not expect adoption of SFAS No. 145 to have a material impact, if any, on its financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost, as defined, was recognized at the date of an entity's commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002 with earlier application encouraged. The Company does not expect adoption of SFAS No. 146 to have a material impact, if any, on its financial position or results of operations.


NOTE 3 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2002 consisted of the following:

                  Office furniture and equipment              $         29,124
                  Computer equipment                                    48,561
                                                              ----------------

                                                                        77,685
                  Less accumulated depreciation                         16,800
                                                              ----------------

                      Total                                   $         60,885
                                                              ================

         Depreciation expense was $3,218 (unaudited) and $3,842 (unaudited) for the six months ended June 30, 2002 and 2001, respectively.

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

         In consideration for these rights, the Company issued 3,500,000 shares of common stock valued at $2.70 per share to Cyberbank for total non-cash consideration of $9,450,000. As a condition for maintaining the rights, PC-EPhone Ltd. must purchase from Cyberbank a minimum of 500,000 units annually upon Cyberbank receiving written approval for the product by the United States Federal Communications Commission, which approval was obtained on April 27, 2001. The Company also granted Cyberbank warrants entitling Cyberbank to acquire 2,500,000 shares of common stock at $3.20 per share. These warrants were exercisable during the period from November 1, 2001 to December 31, 2001. In addition, PC-EPhone Ltd. agreed to issue two binding purchase orders to Cyberbank for a total of $25,300,000 to be paid with cash of $2,000,000 and letters of credit totaling $23,300,000. As of December 31, 2001, the Company has not paid the $2,000,000 cash obligation that was due on May 21, 2001. The warrants expired on December 31, 2001 without being exercised.

         The term of this agreement ends December 31, 2007, but will automatically renew from year to year unless terminated earlier in accordance with the distribution agreement. In September 2001, Cyberbank submitted an application to a wireless carrier to obtain wireless access for the PC-EPhone 1.0 on the carrier's networks.

         On July 25, 2002, Cyberbank terminated the distribution agreement with the Company. As a result, the remaining unamortized balance of the distribution rights at June 30, 2002 of $7,252,327 was written off as of June 30, 2002.


NOTE 5 - NOTE PAYABLE

         Note payable at December 31, 2001 of $100,000 was unsecured, bearing interest at 12% per annum, and due on June 30, 2001. In April 2002, the note payable plus accrued interest of $15,321 was converted into 220,000 shares of common stock and warrants to purchase 100,000 shares of common stock at an exercise price of $0.50 per share. 50,000 of the warrants vest on April 11, 2003, and 50,000 vest on April 11, 2004. All of the warrants expire on April 12, 2004.

NOTE 6 - NOTE PAYABLE TO RELATED PARTY

         On January 15, 2002, a shareholder loaned the Company $142,000, bearing interest at the London Inter-Bank Offering Rate, plus 2 points for a total of 4.37% simple interest per annum. The note is due on demand and is unsecured.


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

         If the Company's common stock trades for 10 consecutive trading days above $3.75 per share, the Company can demand conversion of the notes at 50% of the conversion price in effect at that time. If the Company's common stock trades for 10 consecutive trading days above $5.75 per share, the Company can demand conversion of the notes at the conversion price in effect at that time. The Company has obtained waivers from all lenders extending the February 2002 interest payment to May 2002. The Company paid the interest in May 2002. The Company was in default on the May 2002 interest payment, but paid this amount in June 2002. The Company has obtained waivers from five lenders, extending the payment of the principal of $283,750, plus interest at 6% per annum, to February 2003. Four lenders have refused to sign a waiver. The Company is in default on the loans to these lenders totaling $266,250.

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


NOTE 8 - SHAREHOLDERS' DEFICIT

         Common Stock Committed
         ----------------------
         During the six months ended June 30, 2002, the Company completed the following:

         o issued 385,000 shares (unaudited) of common stock that had been previously committed as payment for the conversion of debt totaling $192,500 (unaudited)

         o issued 10,000 committed shares (unaudited) of common stock that had been previously committed for as payment for services rendered valued at $6,600 (unaudited)

         Consulting Services
         -------------------
         On January 1, 2002, the Company entered into an agreement with a consultant to provide investor relations services and sponsor the Company's participation at its investor conferences. The monthly fee for such services is $10,000, payable in shares of the Company's restricted common stock on a monthly basis. As of June 30, 2002, the Company had issued 139,188 shares (unaudited) of its common stock to the consultant for services valued at $40,000 (unaudited). The Company terminated the consulting agreement in April 2002.

NOTE 9 - JOINT VENTURE AGREEMENT

         On March 27, 2002, the Company entered into an agreement with Process Control (Holdings) Limited ("PCHL") which contemplates the formation of a joint venture with Whitelite Communications Ltd. ("WCL"), a corporation organized under the laws of the Republic of Ireland and a wholly owned subsidiary of PCHL. If formed, the joint venture entity would distribute the Company's products on a worldwide basis, subject to certain exclusions described below. The Company would own 15% of the joint venture entity, and the remaining 85% would be owned by PCHL.

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

         In connection with the agreement with PCHL, PCHL recently placed an order with SSC for 35,000 units of a flexible keyboard for distribution in the territories of Europe, China, the Middle East, and Africa. PCHL also posted a letter of credit in the amount of $673,450 (unaudited) on March 5, 2002 in connection with this purchase. If the joint venture is formed, the keyboards and the proceeds from the sale of the keyboards will be contributed to the joint venture entity. If the joint venture is not formed, PCHL will retain possession of the flexible keyboards and be entitled to distribute them in the territories of Europe, China, the Middle East, and Africa. At June 30, 2002, the Company had an accounts receivable balance of $8,632 (unaudited) from WCL and an accounts payable balance of $17,357 (unaudited) to WCL. During the six months ended June 30, 2002, the Company had recognized sales and cost of sales of $8,632 (unaudited) and $0 (unaudited), respectively, from transactions with WCL.

         PCHL and the Company have entered into letters of intent with SSC, whereby SSC agreed to grant to the proposed joint venture entity the exclusive, worldwide distribution rights to certain products manufactured or developed by SSC that enhance or expand the Company's current product offerings. PCHL and the Company have also entered into a letter of intent with Cyberbank, whereby Cyberbank agreed to grant to the proposed joint venture entity the exclusive, worldwide (excluding Australia, Korea and Japan) distribution rights to the PC-E PDA and the PC-EPhone 2.0 GSM/GPRS.

         On April 8, 2002, the Company entered into a bridge loan facility with PCHL to provide the Company with bridge financing up to the maximum principal amount of $480,000 (unaudited), payable by PCHL in monthly increments of $160,000 (unaudited) during the period from April to June 2002. The Company executed a promissory note that is secured by a lien on the Company's assets.

         The shares issuable under the promissory note are subject to certain demand and piggyback registration rights. No sales commissions or underwriting discounts were paid in connection with the offering. The convertible promissory note bears interest at 7% per annum, and principal and unpaid interest are due within 90 days of either entering into a definitive joint venture agreement or the termination of negotiations regarding the joint venture. The notes are convertible at the option of the holder into shares of the Company's common stock at a conversion price of $0.192 per share only upon the occurrence and continuance of an event of default as defined in the bridge loan agreement. As of June 30, 2002, the Company received $490,312 (unaudited) under this agreement.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         Certain statements in this Quarterly Report on Form 10-QSB, or the Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PC-EPhone, Inc., a Nevada corporation and its subsidiaries (collectively referred to in this Report as "we," "us" or "our") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors," included in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Overview of Business Plan
-------------------------

         We are a convergence technology company. We were originally formed to explore and develop oil and gas properties. On August 18, 2000, we abandoned the oil and gas exploration business and began to pursue opportunities in the wireless convergent technology market.

         In 2001, we adopted a new business plan to develop this company into a convergence technology company with a broad base of convergence technology product offerings. On July 1, 2001, we hired David Meltzer, our Chief Executive Officer, to implement our new business plan.

         Under our new business plan, we intend to market our products to the following three markets: (i) hardware and accessories; (ii) applications; and
(iii) networks. We are relying on the sales of our hardware, accessories and software applications integrated into our handheld computer devices to generate revenues in the near future. Our business plan anticipates launching a telecommunications device that incorporates a handheld computer with wireless telephone capabilities and generating revenues from wireless networks if we receive government approval and carrier acceptance of these wireless products. We do not manufacture our own products and rely upon independent third parties to manufacture our products.

         On March 27, 2002, we entered into an agreement with Process Control Holdings Ltd., or PCHL, whereby we would agree to form a joint venture with PCHL's wholly owned subsidiary, Whitelite Communications Ltd., or WCL. PCHL is a telecommunications, electrical design and distribution company based in Ireland. If formed, the joint venture entity would distribute our products on a worldwide basis, subject to certain exclusions. We would own 15% of the joint venture entity. The remaining 85% would be owned by PCHL. For a six-month period following the formation of the joint venture, PCHL would have an option to convert all of its interest in the joint venture into a fully diluted 65% of our issued and outstanding Common Stock at the time of conversion. Upon conversion, PCHL would be entitled to appoint 4 of the 7 members on our board of directors and WCL and the joint venture entity would become our wholly owned subsidiary.

         We were party to an exclusive distributorship arrangement with Cyberbank Corporation, or Cyberbank, pursuant to which we had been granted the exclusive right to distribute and sell the PC-EPhone 1.0, the PC-E PDA and certain other related products in North America. Cyberbank beneficially owns 3,891,100 shares of our common stock, or 23% of our issued and outstanding stock. In addition, Cyberbank had granted to us, among other things, a right of first refusal to acquire the marketing, distribution and sales rights for (a) any future products on an exclusive basis within the United States and Canada; and (b) future products on a non-exclusive basis for the remaining countries worldwide on terms mutually agreeable to the parties. Under the terms of our distribution arrangement with Cyberbank, we had agreed to: (i) purchase an annual minimum of 500,000 units of the PC-EPhone 1.0; and (ii) place two binding purchase orders for a total of $25,300,000, to be paid with cash of $2,000,000 on May 21, 2001, and letters of credit totaling $23,300,000. We did not make the $2,000,000 payment or meet our annual minimum purchase requirements.

         On July 25, 2002, we received written notice from Cyberbank terminating our exclusive distribution arrangement with Cyberbank. In connection with such notice, Don-gil Park and Se-Yup Choi, Cyberbank's designees who had served on our board of directors, resigned from our board. On August 13, 2002, we received written notice from Cyberbank indicating their intention to discuss new business opportunities with us. However, we have not reached any agreements with Cyberbank regarding the resolution of this dispute.

         We believe that Cyberbank has not performed certain of its obligations under this agreement and that we have valid claims to enforce our rights under our distribution arrangement with Cyberbank, including the length of the period to which we are entitled to cure our alleged breach. There can be no assurances as to the resolution of these matters.

         Prior to the termination of our distribution arrangement with Cyberbank, we had: (i) anticipated generating a significant portion of our revenues from the commercial launch of the PC-E PDA, the PC-EPhone 1.0, the PC-EPhone 2.0 GSM/GPRS and certain other products not manufactured by Cyberbank,
(ii) generated limited revenues from the sale of the PC-E PDA and the PC-EPhone 1.0; and (iii) in conjunction with our joint venture entity with PCHL, anticipated obtaining the exclusive, worldwide (excluding Australia, Korea and Japan) distribution rights to the PC-EPhone PDA and the PC-EPhone 2.0 GSM/GPRS GSM/GPRS. If we are unable to enter into a new agreement or reach a favorable resolution with Cyberbank to maintain our strategic relationship, we will no longer have the right to: (i) distribute the PC-EPhone 1.0 and its family of related products, including the PC-E PDA, as manufactured by Cyberbank; and (ii) co-develop and distribute the PC-EPhone 2.0 GSM/GPRS with Cyberbank. Further, we will need to develop new strategic alliances with third party manufacturers to replace the potential source of revenues derived from the Cyberbank products, obtain distribution rights to other marketable telecommunications products or manufacture or develop products competitive to the PC-EPhone 1.0, the PC-E PDA and the PC-EPhone 2.0 GSM/GPRS, as developed by Cyberbank. There is no assurance that we will be able to develop these alliances or that these alliances will result in significant revenues to us. The loss of these potential sources of revenues from the sale of the Cyberbank products and our inability to establish new strategic alliances could have a material adverse effect on our future.

         On August 6, 2002, we received a purchase order from an unaffiliated third party for up to $8,825,000 for units of the PC-EPhone GSM/GPRS and the PC-E PDA devices. The third party is obligated to deliver a letter of credit in an amount of up to $2,405,000 to receive the first shipment of these products. We agreed not to sell or offer to sell any of the products listed in the purchase order to any other third party for use or sale in the China market. The third party may extend this period by committing to a minimum order of 120,000 units of certain products in the purchase order. As of the date of this Report, the third party has not delivered the letter of credit and there can be no assurances that it will be able to fulfill its obligations under the purchase order. The inability of such third party to perform under the purchase order could have a material adverse effect upon our financial condition. Further, if we are unable to reach a favorable resolution of our dispute with Cyberbank and are unable to develop new alliances for product distribution, we may be unable to fill our purchase order and our operations and financial condition will be materially and adversely affected.

         As a result of the notice of termination of our distribution arrangement with Cyberbank, we have recorded an impairment charge at June 30, 2002 of approximately $7,252,327 for the remaining unamortized balance of the distribution rights related to such agreement.

         On September 28, 2001, Cyberbank agreed to purchase a minimum of three subordinated convertible debentures in the amount of $150,000 each for an aggregate minimum purchase price of $450,000 on each of October 15, 2001, November 1, 2001 and December 1, 2001. Cyberbank also had the option of purchasing a subordinated convertible debenture of up to the amount of $250,000. As of November 8, 2001, Cyberbank had purchased debentures in the aggregate principal amount of $190,000. The debentures, as negotiated, mature on November 8, 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. The debentures bear no interest, unless we default on the terms of such debentures, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The holder of the debentures may convert the debentures into shares of our Common Stock at a price of $0.50 per share at any time prior to the maturity date. We have agreed to file a registration statement covering the Common Stock underlying the debentures after the date of the earlier of (a) the conversion of all of the debentures or (b) the maturity date. As of June 30, 2002, we had not met the minimum purchase requirements set forth in the subordinated convertible debenture and have accrued approximately $9,500 in default interest. We have not obtained the full amount of the $450,000 due from Cyberbank. We believe that Cyberbank has not performed certain of its obligations under the debentures and that we have valid claims to enforce our rights under our distribution arrangement with Cyberbank. There can be no assurances, however, as to the resolution of these matters.

         On August 10, 2002, we hired H. Y. Choi, the former General Manager of SSC, to serve as our exclusive purchasing agent in Seoul, Korea and China. Through Mr. Choi, we hope to establish strategic alliances directly with the manufacturers and developers of these accessories, which were previously made available to us through SSC. We anticipate achieving savings by establishing a direct relationship with the manufacturers and developers of these products. We are in the process of negotiating new distribution agreements with these manufacturers and developers to obtain worldwide distribution rights to these accessories through our proposed joint venture. We anticipate obtaining worldwide distribution rights to these products by September 30, 2002.

         We are party to a separate oral agreement with SSC to develop the flexible keyboard II. The intellectual property underlying the keyboard will be jointly owned by SSC and us. We intend to enter into a written agreement with SSC to memorialize the terms of our oral agreement. We anticipate receiving working samples of the flexible keyboard II by September 30, 2002.

         We had entered into a letter of intent with SSC and PCHL whereby SSC agreed to grant to our proposed joint venture entity the exclusive, worldwide distribution rights to certain products manufactured or developed by SSC that enhance or expand our current product offerings. SSC recently discontinued the operations of the unit that provided access to certain of our current product offerings, including: (i) a portable car charger that doubles as a 9-volt backup battery for Pocket PC devices; (ii) an AC/DC converter that, when plugged into a car lighter, provides a 110-volt outlet; (iii) a wireless plug-and-play mouse that requires no software; and (iv) a digital camera. As a result, we do not anticipate entering into a distribution agreement with SSC for these products.

         As a result of Cyberbank's termination of our distribution arrangement, we will not be able to distribute, nor generate revenue from the sale of, the PC-EPhone 1.0, the PC-E PDA and certain other products until we reach a resolution of the issues with Cyberbank or develop manufacturing alliances with other third party manufacturers. We have had very limited income from our new business operations. In order to implement our business plan, launch the distribution of our products, provide the prospect of future revenues and repay our outstanding debt, we will need significant amounts of financing and develop our products or establish relationships with strategic partner manufacturers who will be able to provide us with the necessary financing. If we do not obtain such financing and develop such products or establish such relationships, our financial condition and ability to continue operations may be materially adversely affected and we may be forced to suspend or discontinue our business operations. Even if we are able to obtain financing and launch our products, recent economic downturns in the general economy, and particularly in the wireless communications industry, reflect trends that may have an adverse effect on our ability to implement our business plan.

Results of Operations
---------------------

         Results of Operations for the Three and Six- Month Periods Ended June 30, 2002 and 2001. We generated sales of $3,669 and none during the three-month periods ended June 30, 2002 and 2001, respectively, and $23,389 and none during the six-month periods ended June 30, 2002 and 2001, respectively. These amounts related to sales of PDAs (PC-E PDAs and MIAs), 802.11b access points and various accessories for a wireless local area network (WLAN) pilot (test) installation, and sample devices, including MIAs and accessories, to one international customer and one domestic customer. Of the sales during the six-month period ended June 30, 2002, $8,632 consisted of sales to WCL. The increase in sales in 2002 related to new relationships with customers and subdistributors that we began developing in the latter part of 2001 and to our distribution of products that we added to our set of offerings in the latter part of 2001.

         Cost of sales were $627 and none during the three-month periods ended June 30, 2002 and 2001, respectively, and $2,915 and none during the six-month periods ended June 30, 2002 and 2001, respectively. Cost of sales during these periods primarily related to the cost of purchasing sample devices and other accessories from our manufacturers.

         Selling, general and administrative expenses were $672,167 and $436,838 during the three-month periods ended June 30, 2002 and 2001, respectively, and $1,096,900 and $1,004,727 during the six-month periods ended June 30, 2002 and 2001, respectively. The increase in selling, general and administrative expenses primarily related to the change of our business plan at the latter part of 2001 and the related building of our infrastructure to enable us to implement our new business plan to commercialize our products, including: (i) marketing and travel expenses necessary to promote our products, including our attendance in 2002 at various electronics trade shows in the United States and Europe and the purchase of test devices and accessories for potential customers of our products; (ii) fees and non-cash expenses associated with the granting of options to consultants related to the development of distribution networks for our products, fund raising and investor relations; (iii) salaries and related costs associated with a larger executive and marketing staff to develop and promote new products, establish distribution networks for our products and seek to obtain network carrier approvals for our products; (iv) overhead expenses arising from our expanded infrastructure and staff; and (v) legal and accounting expenses related to new business operations, financings and public reporting obligations.

         Amortization of distribution rights was $7,581,978 and $329,651 during the three-month periods ended June 30, 2002 and 2001, respectively, and $7,911,629 and $659,302 during the six-month periods ended June 30, 2002 and 2001, respectively. These amounts related to the amortization of our distribution rights obtained from Cyberbank. The increase in the amount of amortization of distribution rights in 2002 relates to the writing off of the unamortized balance of the distribution rights in connection with the notice of termination of the Cyberbank agreement, as of June 30, 2002.

         Net interest expense was $28,828 during the three-month period ended June 30, 2002, as compared to net interest income of $3,126 during the three-month period ended June 30, 2001. Net interest expense was $45,780 during the six-month period ended June 30, 2002, as compared to net interest income of $3,126 during the six-month period ended June 30, 2001. The increase in net interest expense from 2001 to 2002 primarily related to accrued interest on our subordinated convertible debentures issued in August 2001 and November 2001, payables issued to related parties in January 2001 and that certain bridge loan from PCHL obtained in April 2002.

         As a result of the foregoing, we incurred a (i) net loss of $8,279,931 and $763,363, or a $0.50 and $0.05 basic and diluted loss per share, during the three-month periods ended June 30, 2002 and 2001, respectively, and of $9,033,835 and $1,660,903, or a $0.55 and $0.10 basic and diluted loss per share, during the six-month periods ended June 30, 2002 and 2001, respectively, and (ii) loss from operations of $8,251,103 and $766,498 during the three-month periods ended June 30, 2002 and 2001, respectively, and of $8,988,055 and $1,664,029 during the six-month periods ended June 30, 2002 and 2001, respectively.

         Liquidity and Capital Resources. We have historically financed our operations through working capital provided from operations, private placements of equity and debt securities and loans. We have had very limited income from our new business operations.

         In August 2001, we issued convertible debentures to certain persons, including our directors, executive officers and a principal shareholder resulting in net proceeds of $550,000, of which $232,500 was converted from advances payable. These convertible debentures matured in August 2002. We have obtained the agreement of 5 (holding debentures in the aggregate principal amount of $283,750) of the 9 debenture holders to extend the maturity date until February 8, 2003. The remaining debenture holders, including one of our directors, have refused to extend the maturity date of these debentures. In addition, we have not paid interest in the aggregate amount of approximately $8,900 that became due and payable to such debenture holders in August 2002.

         In November 2001, we issued $190,000 of subordinated convertible debentures to Cyberbank. These convertible debentures mature in November 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. Cyberbank agreed to purchase an additional $510,000 of the debentures, but has not made payments to us in a timely manner under the agreement.

         In November 2001, one of our creditors agreed to convert $102,500 of our debt obligations into 205,000 shares of Common Stock at a conversion price of $0.50 per share. In December 2002, one of our creditors agreed to convert $90,000 of our debt obligations into 180,000 shares of Common Stock at a conversion price of $0.50 per share. In April 2002, we agreed to issue 220,000 shares of Common Stock and warrants to purchase up to 100,000 shares of Common Stock in settlement of a debt obligation in the principal amount of $100,000, plus accrued interest on such amount.

         In April 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of June 30, 2002, we have received US $490,312 under the bridge loan facility.

         At June 30, 2002, the ratio of current assets to current liabilities was .04 to 1.00 compared to .30 to 1.00 at June 30, 2001. As of June 30, 2002, we had a working capital deficit of $2,625,518 and an accumulated deficit of $13,950,722.

         Cash and cash equivalents and short-term investments were $3,278, as of June 30, 2002, as compared to $4,807 as of December 31, 2001. This decrease was primarily attributable to net cash used in operations and investing activities, net of cash provided by financing activities, during 2002.

         As of June 30, 2002, we had borrowings in the aggregate amount of $1,770,399 as compared to $1,200,087 as of December 31, 2001. The increase in borrowings related to increases in notes payable and advances payable, and the issuance of the convertible debentures in 2001.

         Net cash used in operating activities was $668,077 and $727,891 for the six-months ended June 30, 2002 and June 30, 2001, respectively. Net cash used in operating activities during the six-months ended June 30, 2002 primarily consisted of net losses and increases in accounts receivable, prepaid expenses and deposits and deferred financing costs, offset by depreciation of property and equipment, amortization of our distribution rights related to the Cyberbank agreement and deferred financing costs, the issuance of common stock as fees for consulting services, increases in accounts payable, accrued expenses and accrued payroll. Net cash used in operating activities during the six-months ended June 30, 2001 primarily consisted of net losses and increases in accounts receivable, prepaid expenses and inventory, offset by depreciation of property and equipment, amortization of distribution rights related to the Cyberbank agreement, the issuance of common stock options as fees for consulting services and an increase in accounts payable.

         Net cash provided by investing activities was $6,650 for the six-months ended June 30, 2002, as compared to net used in investing activities of $36,548 for the six-months ended June 30, 2001. Net cash provided by investing activities for the six-months ended June 30, 2002 consisted of $22,189 related to the write off of certain capitalized legal expenses and $4,598 received from the proceeds of the sale of property and equipment, offset by $20,137 used to acquire property and equipment for our new business operations. Net cash used in investing activities for the six-months ended June 30, 2001 consisted of $25,548 used to acquire property and equipment for our new business operations and $11,000 as payment on certain loans receivable.

         Net cash provided by financing activities was $670,312 and $699,293 for the six-months ended June 30, 2002 and June 30, 2001, respectively. Net cash provided by financing activities for the six-months ended June 30, 2002 consisted of $38,000 from the proceeds of certain advances payable and $632,312 from the proceeds of certain unsecured, non-interest bearing loans payable on demand. Net cash provided by financing activities for the six-months ended June 30, 2001 consisted of $613,243 from the proceeds of certain advances payable and $100,000 from the proceeds of the sale of common stock, offset by payments on certain notes payable.

         Our consolidated financial statements filed with our Annual Report on Form 10-KSB for the year ended December 31, 2001 included an explanatory paragraph in the accompanying related report of our independent auditors, which states that our net loss and negative cash flow from operations in 2001, and our accumulated deficit, as of December 31, 2001, among other matters, raise substantial doubt about our ability to continue as a going concern.

          Our ability to meet our operating and capital requirements and expand our business operations is currently dependent on financing from external sources and the development of new products or the establishment of relationships with strategic partner manufacturers. There can be no assurance that we will be able to develop new products or establish relationships with new strategic partner manufacturer. There is no assurance that changes in our marketing, research and development plans or other changes affecting our operating expenses and business strategy will not result in the expenditure of such resources before such time or that we will be able to develop profitable operations prior to such date, or at all, or that we will not require additional financing at or prior to such time in order to continue operations. There can be no assurance that additional capital will be available on terms favorable to us, if at all. To the extent that additional capital is raised or product development or strategic partners are established through the issuance or sale of additional equity or convertible debt securities, the issuance of such securities could result in additional dilution to our stockholders. Moreover, our cash requirements may vary materially from those now planned because of results of marketing, product testing, changes in the focus and direction of our marketing programs, competitive and technological advances, the level of working capital required to sustain our planned growth, litigation, operating results, including the extent and duration of operating losses, and other factors. In the event that we are not able to secure such additional financing or we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations or we are not able to develop new products or establish relationships with strategic partner manufacturers, management may be required to modify, suspend or discontinue our business plan, which would have a material adverse effect on our business prospects and financial condition.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On April 23, 2002, we issued 95,135 shares of our Common Stock to Aware Financial USA, Inc., for certain investor relations services rendered during the period commencing January 1, 2002, and ending on March 31, 2002, pursuant to an agreement dated January 1, 2002. On June 21, 2002, we issued an additional 44,053 shares of our Common Stock to Aware Financial USA for services rendered during the period commencing April 1, 2002 and ending on April 30, 2002. This agreement was terminated effective April 30, 2002.

         On April 11, 2002, one of our creditors agreed to convert our obligations under a promissory note in the principal amount of $100,000 into 220,000 shares of Common Stock and 100,000 Common Stock purchase warrants at an exercise price of $0.50 per share. We issued such 220,000 shares to our creditor on June 21, 2002. 50,000 of the warrants vest on April 11, 2003 and 50,000 warrants vest on April 11, 2004. The warrants expire on April 12, 2004. On April 11, 2002, the closing sale price of our Common Stock was $0.235 per share. We are relying on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, in respect of this issuance.

         Also in April 2002, we issued 10,000 shares of Common Stock valued at $6,600 to a consultant for investor relations services rendered in 2001. We are relying on exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, with respect to the issuance of the foregoing securities.

         In April 2002, we entered into a bridge loan facility with PCHL to provide us with loans of up to the maximum principal amount of US $480,000, payable by PCHL in monthly increments of US $160,000 during the period from April to June 2002. The promissory note accrues interest at a rate of 7% per annum, secured by a lien on our assets and is convertible into shares of our Common Stock only upon the occurrence and continuance of an event of default. The note matures 90 days after termination of our letter of intent with PCHL, or the date that the parties execute and deliver definitive agreements regarding the described joint venture transaction, whichever occurs earlier. As of the date of this Report, we have received US $480,000 under the bridge loan facility, and an additional principal amount of $70,331 on the same terms and conditions as the bridge loan facility.

Item 3.   Defaults upon Senior Securities

         $550,000 Debenture Offering. On August 8, 2001, we closed a subordinated convertible debenture offering for a total aggregate amount of $550,000. The debentures bear interest at rate of 6% per annum payable on a quarterly basis, until conversion or their maturity date, August 8, 2002. All debenture holders, excluding four holders that are owed an aggregate principal amount of $266,250, have agreed to extend the maturity date to February 8, 2003. The holder of the debentures may voluntarily convert the unpaid principal and accrued interest on the debentures at $0.50 per share. We may also demand conversion of the debentures at $0.25 per share, if our Common Stock closes at or above $3.75 per share for ten consecutive trading days. However, if our Common Stock closes at above $5.75 per share for ten consecutive trading days, we may demand conversion at $0.50 per share. We have agreed to file a registration statement covering the shares underlying the debentures after the date of the earlier of (a) the conversion of all the debentures, or (b) the maturity date. Douglas Yee, a director and cousin to Carlos Lau, who is one of our principal shareholders, purchased $50,000 of the debentures and has not executed an agreement to extend the maturity date of the debentures to February 8, 2003. Our employees are holders of $167,500 of the debentures. Carlos Lau and his brother, Jorge Lau Yook, hold $66,250 and $100,000 of the debentures, respectively.

         Cyberbank Debenture. On September 28, 2001, Cyberbank agreed to purchase a minimum of three subordinated convertible debentures in the amount of $150,000 each for an aggregate minimum purchase price of $450,000 on each of October 15, 2001, November 1, 2001 and December 1, 2001. Cyberbank also has the option of purchasing a subordinated convertible debenture of up to the amount of $250,000. As of November 8, 2001, Cyberbank had purchased debentures in the aggregate principal amount of $190,000. The debentures as negotiated mature on November 8, 2002, or on such earlier date as may be permitted pursuant to the debentures upon an event of default. The debentures bear no interest, unless we default on the terms of such debentures, in which case any amounts owing would bear interest of 10% per annum from the date of default until repayment or such time as the event of default is cured. The holder of the debentures may convert the debentures into shares of our Common Stock at a price of $0.50 per share at any time prior to the maturity date. We have agreed to file a registration statement covering the Common Stock underlying the debentures after the date of the earlier of (a) the conversion of all of the debentures or (b) the maturity date. We have not obtained the letters of credit and purchase orders for the PC-EPhone 1.0 as required under this debenture. As of June 30, 2002, we had not met the minimum purchase requirements set forth in the subordinated convertible debenture and have accrued approximately $9,500 in default interest. We have not obtained the full amount of the $450,000 due from Cyberbank. We believe that Cyberbank has not performed certain of its obligations under the debentures and that we have valid claims to enforce our rights under our distribution arrangement with Cyberbank. There can be no assurances, however, as to the resolution of these matters.

Item 4.   Submission of Matters to a Vote of Security Holders

         None.

Item 5.   Other Information

         On June 25, 2002, Chuck Reed was appointed to serve as the Secretary of the Company. On July 12, 2002, we also appointed Brad Bull, the current Vice President of Sales, to fill the vacancy in the board of directors caused by the prior resignation of Terrence King. On July 18, 2002, our board approved to expand its board from 5 to 7 directors and appointed Bradley Seipp, our Chief Technology Officer, and Michael Thomas, the Vice President of Marketing, to our board of directors. After taking into effect the resignations of Don-gil Park and Se-Yup Choi, our current board consists of David C. Meltzer, Douglas Yee, Brad Bull, Bradley Seipp and Michael Thomas.

         Chuck Reed. Chuck Reed has been the Director of Operations for PC-EPhone, Inc. since June, 2001. He also served as our Corporate Secretary since June 2002. He was previously a Production Manager for Remec, Inc. in the Wireless Division from September 1996 to June 2001. Prior to that, he served in active duty in the U.S. Navy for 15 years in various management positions, during which time he received extensive technical training and experience in wireless communications technologies.

         Brad Bull. Brad Bull joined us as the Regional Director of Sales on July 10, 2001. In March 2002, he was promoted to Vice President of Sales. On July 12, 2002 he was appointed to our Board of Directors. From September 2000 to June of 2001, he was Director of Sales at M&J Promotions., a direct sales and marketing firm. From May of 1994 to September of 2000, he held various sales positions at West Group, a Thompson Corporation, a leading legal research and services company based in Eagan, Minnesota. From January of 1985 to May of 1994, he held various sales and sales management positions for leading companies in the publishing and consumer products industries. Mr. Bull obtained his Bachelor of Arts degree from San Diego State University in 1984.

         Bradley Seipp. Bradley Seipp joined us as a Director of Business Development on July 2, 2001. From October 2000 to July 2002, he was a Sales Engineer at Everypath, Inc., a wireless solution platform company. From August 1998 to August 2000, he was a Senior Network Engineer at Sprint Data. Mr. Seipp obtained his Bachelor of Science degree from James Madison University in 1998.

         Michael Thomas. Michael Thomas joined us as Regional Director of Sales on July 10, 2001. In March of 2002 he was promoted to Vice President of Marketing. Prior to joining us, Mr. Thomas was a sales and marketing manager for Seagram Beverage Company from April 1996 to July 2001. On July 12, 2002 he was elected to our Board of Directors. Mr. Thomas obtained his Bachelor of Science degree from the University of Wyoming Business School in 1991 and his MBA from the University of Phoenix in 2001.

         On July 12, 2002, Douglas Yee resigned from his position as a Chief Financial Officer of the Company.

Item 6.   Exhibits and Reports on Form 8-K

         16.1 We filed a Current Report on Form 8-K on August 14, 2002 in connection with the notice of termination of our distribution arrangement with Cyberbank and the resignation of the Cyberbank designees from our board of directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

         We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Commission at 1-800-SEC-0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PC-EPHONE, INC.



Date: September 4, 2002               By:  /s/ David C. Meltzer
                                           ------------------------------------
                                           David C. Meltzer
                                           Chief Executive Officer

                                 PC-EPHONE, INC.
                              a Nevada corporation

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                            Section 302 Certification

         I, David C. Meltzer, Chief Executive Officer and Chief Financial Officer of PC-EPhone, Inc., a Nevada corporation (the "Company"), do hereby certify, in accordance with Rules 13a-14 and 15d-14, as created pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2002 (the "Quarterly Report"), as filed with the Securities and Exchange Commission herewith under Section 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that:

         (1) I have reviewed this Quarterly Report on Form 10-QSB of PC-EPhone, Inc., a Nevada corporation (the "Company") for the quarterly period ended June 30, 2002 (the "Quarterly Report");

         (2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

         (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

                  (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

                  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and





         (6) The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: September 4, 2002                  By: /s/  David C. Meltzer
                                              -------------------------------
                                              David C. Meltzer
                                              Chief Executive Officer and
                                              Chief Financial Officer